Form 10-Q
period 1996-03-31
OSB FINANCIAL CORP
filed 1996-05-13
CIK 885637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                         ___________________________

                                  FORM 10-Q
                         ___________________________


                                 (Mark One)

   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended       March 31, 1996
                                 ----------------------------
                                      or

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to __________________

   Commission File Number 0-20335

                       OSB Financial Corp.
             ------------------------------------------------

        (Exact name of registrant as specified in its charter)

   Wisconsin                          39-1726499
   --------------------               ----------
   (State or other jurisdiction of    (I.R.S. Employer
   incorporation or organization)     identification No.)

   420 S. Koeller Street, Oshkosh, Wisconsin         54901
   ----------------------------------------------    -----
   (Address of principal executive offices)          Zip Code

   Registrant's telephone number, including area code:    (414) 236-3680

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                       Yes ___X___       No______

   As of April 29, 1996, there were 1,119,484 shares of the Registrant's Common Stock, $.01 par value per share, issued and outstanding.

                             OSB FINANCIAL CORP

                               INDEX FORM 10-Q


   Part I - Financial Information                         Page Number
                                                          -----------

     Consolidated Statements of Financial Condition            1
       as of March 31, 1996 and December 31, 1995

     Consolidated Statements of Income for the Quarters        2
       Ended March 31, 1996 and 1995

     Consolidated Statements of Cash Flows for the Quarters    4
       Ended March 31, 1996 and 1995

     Notes to Consolidated Financial Statements                5

     Management's Discussion and Analysis of Financial         8
       Condition and Results of Operations


   Part II - Other Information

   Signatures

    Item 1. Financial Statements

       OSB FINANCIAL CORP and SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       (Dollars in Thousands)
                                                                                            at March 31,    at December 31,
                                                                                                1996              1995
                                                                                            ------------       ------------
        ASSETS
                 Cash and Cash Equivalents                                                       $6,381             $3,789
                 Investment Securities Available for Sale, at fair market value                  21,055             29,763
                 Mortgage-backed Securities Available for Sale, at fair market value             48,619             49,838
                 Loans Held for Sale                                                              2,042              3,070
                 Loans Receivable                                                               166,550            165,392
                 Other Assets                                                                     9,067              8,962
                                                                                             -----------     --------------
                 TOTAL ASSETS                                                                  $253,714           $260,814
                                                                                            ============    ===============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities:
                 Deposit Accounts                                                              $158,937           $156,782
                 Borrowed Funds                                                                  58,600             64,335
                 Other Liabilities                                                                4,225              7,064
                                                                                             -----------    ---------------
                         Total Liabilities                                                      221,762            228,181
                                                                                             -----------    ---------------
       Stockholders' Equity:
                 Common Stock (1,529,500 shares at $.01 par value at                                 15                 15
                   March 31, 1996; 1,518,000 shares at December 31, 1995)
                 Additional Paid-in Capital                                                      17,017             16,883
                 Retained Earnings, substantially restricted                                     24,197             23,909
                 Unearned Compensation, ESOP                                                       (591)              (615)
                 Unearned Compensation, MRP's                                                      (687)              (689)
                 Unrealized Loss on Securities Available for Sale - Net of Tax                     (272)               (37)
                                                                                            ------------    ---------------
                                                                                                 39,679             39,466
                 Less: 340,078 Shares of Treasury Common Stock at
                   March 31, 1996; 302,498 at December 31, 1995, at cost                         (7,727)            (6,833)
                                                                                            ------------    ---------------
                         Total Stockholders' Equity                                              31,952             32,633
                                                                                            ------------    ---------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $253,714           $260,814
                                                                                            ============    ===============
                 See attached notes to Consolidated Financial Statements.

       OSB FINANCIAL CORP and SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands)                                                       For the Quarter
                                                                                    Ended March 31,
                                                                                  1996          1995
                                                                                  ----          ----
       Interest Income on Loans
              Mortgage Loans                                                      $2,799         $2,463
              Other Loans                                                            539            310
                                                                                   ---------------------
              Total Interest Income on Loans                                       3,338          2,773
                                                                                  ----------------------
       Interest and Dividend Income on Investment Securities
              U.S. Treasury and Agency Bonds                                         353            496
              Mortgage-backed Securities                                             840            832
              Dividends - FHLB Stock                                                  45             35
              Interest-bearing Deposits                                               36              7
                                                                                  ----------------------
              Total Income on Investment Securities                                1,274          1,370
                                                                                  ----------------------
              Total Interest and Dividend Income                                   4,612          4,143
                                                                                  ----------------------
       Interest Expense:
              Deposit Accounts                                                     1,880          1,868
              Borrowed Funds                                                         932            673
                                                                                  ----------------------
              Total Interest Expense                                               2,812          2,541
                                                                                  ----------------------
              Net Interest Income                                                  1,800          1,602
              Provision for Loan Losses                                              140             60
                                                                                  ----------------------
              Net Interest Income after
                Provision for Loan Losses                                          1,660          1,542
                                                                                  ----------------------
       Non-interest Operating Income:
              Loan Fees and Charges                                                   91             93
              Savings Fees and Charges - net                                          76             58
              Other Income                                                            87             69
                                                                                  ----------------------
              Total Non-interest Operating Income                                    254            220
                                                                                  ----------------------
       Gains (Losses) on Sales
              Gain (Loss) on Sale of Loans                                           127              1
              Gain (Loss) on Sale of Investments                                      14              0
              Gain (Loss) on Sale of Other Assets                                    (11)             0
                                                                                  ----------------------
              Total Gains on Sales                                                   130              1
                                                                                  ----------------------
              Net Income Before Taxes and Non-Interest Expense                    $2,044         $1,763
                                                                                  ----------------------
       See attached notes to Consolidated Financial Statements.

       OSB FINANCIAL CORP and SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands)

                                                                                 For the Quarter Ended
                                                                                       March 31,
                                                                                  1996          1995
                                                                                  ----------------------
              Net Income Before Taxes and Non-Interest Expense                    $2,044         $1,763
                                                                                  ----------------------
       Non-Interest Expense:
              Compensation and Benefits                                              576            635
              Office Buildings & Equipment                                           180            174
              Data Processing Expense                                                 96             90
              Federal Insurance Premium                                               96             92
              Marketing Expense                                                       52             62
              Other Expense                                                          322            266
                                                                                  ----------------------
              Total Non-interest Expense                                           1,322          1,319
                                                                                  ----------------------
       Income Before Income Taxes                                                    722            444
       Income Taxes                                                                  274            167
                                                                                  ----------------------
       Net Income                                                                   $448           $277
                                                                                  ======================

              Average Common Shares Outstanding                                1,155,828      1,179,210

              Earnings Per Share                                                   $0.39          $0.23
                                                                                 =======================

              Cash Dividends per Share                                             $0.14          $0.14
                                                                                 =======================
       See attached notes to Consolidated Financial Statements.

       OSB FINANCIAL CORP and SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
       (Dollars in Thousands)

                                                                                               For the Quarter
                                                                                               Ended March 31,
                                                                                            1996            1995
                                                                                            ----            ----

       Net cash provided by (used in) operating activities                                   ($1,963)           $670
                                                                                          ---------------------------
           Cash flows from investing activities:
              Proceeds from maturities of investment securities                                1,000             500
              Proceeds from sale of investment securities                                      7,628               0
              Principal repayments on mortgage-backed securities                                 909             314
              Net (increase) decrease in loans                                                (1,158)         (9,393)
              (Purchases) redemptions of FHLB Stock                                             (101)           (654)
              Capital Expenditures                                                               (59)           (132)
              Capital Expenditures on Real Estate held for investment                             (1)           (179)
              Proceeds from sale of Foreclosed Properties                                         47               0
                                                                                         ----------------------------
             Net cash provided by (used in) investing activities                               8,265          (9,544)
                                                                                         ----------------------------
           Cash flows from financing activies
              Net increase (decrease) in deposits                                              2,155          (3,642)
              Net increase (decrease) in borrowed funds                                       (5,735)         11,600
              Net increase (decrease) in advance payments by borrowers
                for taxes and insurance                                                          790             984
              Proceeds from sale of common stock                                                 134              17
              Dividends paid to stockholders                                                    (160)           (164)
              Purchase of 37,580 shares of Treasury Common Stock from
                January - March, 1996:  14,825 shares for same period in 1995                   (894)           (331)
                                                                                         ----------------------------
             Net cash provided by (used in) financing activities                              (3,710)          8,464
                                                                                         ----------------------------

           Net increase (decrease) in cash and cash equivalents                                2,592            (410)
           Cash and cash equivalents at beginning                                              3,789           1,450
                                                                                         ----------------------------
           Cash and cash equivalents at end                                                   $6,381          $1,040
                                                                                         ============================
                 See attached notes to Consolidated Financial Statements.

                 Notes to Consolidated Financial Statements
                    OSB Financial Corp. and Subsidiaries


    1. The accompanying consolidated financial statements include the accounts of OSB Financial Corp ("Holding Company") and its wholly-owned subsidiary, Oshkosh Savings Bank f.s.b. ("Savings Bank"). The data as of and for the periods ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, reflect all accruals and adjustments necessary for a fair statement of financial condition and results from operations at the dates and for the periods indicated. All such accruals and adjustments are of a normal, recurring nature. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of results to be expected for the entire year of 1996.

    2. On February 14, 1996 the Board of Directors authorized the repurchase of up to 5% of stock outstanding, or 57,788 shares. As of April 29, 1996, all of the shares authorized have been purchased at an average cost of $23.86 per share.

    3. In connection with the conversion on June 30, 1992, the Board of Directors adopted the 1992 Stock Option and Incentive Plan. The Plan was approved by stockholders on April 22, 1993.

        Under the Option Plan, a number of shares equal to 10% of the Common Stock issued in the conversion were reserved for future issuance by the Holding Company upon exercise of stock options to be granted to full time employees and non-employee directors of the Holding Company and its subsidiaries from time to time under the Option Plan. The purpose of the Option Plan is to increase the incentive and encourage the continued employment of key employees by facilitating their purchase of a stock interest in the Holding Company. The Option Plan provides for a term of ten years after which no awards may be made.

        Plan activity includes:
                                              Number of
                                                Shares       Per Share
                                             -----------     ----------

          Outstanding at December 31, 1995      71,925      $11.50-24.25
          Exercised January-March, 1996        (11,500)
                                              --------

          Balance at March 31, 1996             60,425      $11.50-24.25

        As of March 31, 1996, 21,000 shares are vested and currently exercisable.

   4. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may utilize various borrowing alternatives, secured by pledges of mortgage loans and FHLB stock.

        At March 31, 1996, the Bank had $58.6 million in FHLB Advances outstanding.

        The advances have fixed terms ranging from 3 to 48 months. Interest is payable monthly; principal at maturity. Prepayments of principal are generally not allowed.

        Scheduled maturities of fixed-term advances are:

          ($ in                 Fixed Rate               Variable Rate
        Millions)               ----------               -------------
                               $           %             $           %
                              ---         ---           ---         ---

          1996              $17.1        5.77%        $14.7        5.53%
          1997               17.9        5.26           2.1        5.51

          1997                3.5        5.96           2.1        5.51

          1998                1.2        5.77            --          --
    --------------------------------------------------------------------

          Total             $39.7        5.56%        $18.9        5.53%
    ====================================================================

   5. Effective January 1, 1996, the Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires accounting recognition of the rights to service mortgage loans for others. The total cost of the mortgage loan will be allocated between the relative fair values of the loan and the mortgage servicing rights ("MSRs"). The cost allocated to the MSRs will be recognized as a separate asset and amortized over the period of estimated servicing income. Activity during the first quarter of 1996:

             Balance 1/1/96                     $  -0-
             Additions (included in "Gains
               on Sales of Loans" in Consolidated
               Statements of Income)             90,928
             Less: amortization (deducted from
               "Loan Fees and Charges")           4,238
                                                  -----
             Balance 3/31/96                    $86,690

        Retroactive application of SFAS No. 122 was prohibited, so there is no effect on prior years. Originated servicing rights resulting from the above adoption of SFAS No. 122, are amortized over the estimated lives of the loans using the level yield method, adjusted for prepayments.

        The Savings Bank originates mortgage servicing rights on single-family residential mortgage loans only. In valuing the mortgage servicing rights recorded on such loans, the Savings Bank stratifies the loans by contractual interest rate, and original term to maturity.

   6. On April 1, 1996, the Savings Bank established OSB Investments, Inc., a Nevada investment subsidiary of the Savings Bank. Approximately $42 million of mortgage-related securities were transferred to the subsidiary in exchange for common stock.

        On April 18, 1996, Oshkosh Financial, Inc., (OFI) a wholly owned subsidiary of the Savings Bank, was re-activated. OFI will be utilized to offer non-traditional products, such as annuities and mutual funds, to the customer base. It is anticipated that this service will be operating in June, 1996.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General
     -------
          Management's discussion and analysis of results of operations and financial condition is intended to assist in understanding the results of operations and financial condition of the Corporation and the Savings Bank. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements.

     Results of Operations
     ---------------------
          Net income increased 61.7% from $277,000 for the quarter ended March 31, 1995 to $448,000 for the quarter ended March 31, 1996. Three key factors contributed to the increase: an increase in net interest income before provision for loan losses, an increase in gains on the sale of assets, and holding non-interest expense to virtually the same level of a year ago. These increases were partially offset by an increase in the provision for loan losses and an increase in income taxes. The table below highlights these details with a discussion following:

                            STATEMENT OF INCOME HIGHLIGHTS
                                   ($ in thousands)
                                   Quarter Ended March 31,
                                   ------------------------------------------

                                         1996       1995   $ Change    % Change

                                     ------------------------------
      Interest Income -
           Loans                       3,338      2,773        565        20.4%
           Investment Securities       1,274      1,370        (96)       -7.0%
      Interest Expense -
           Deposits                   (1,880)    (1,868)        12         0.6%
           Borrowed Funds               (932)      (673)       259        38.5%

                                     ------------------------------
      Net interest income before        1,800      1,602        198       12.4%
      Provision                         (140)       (60)         80      133.9%
      Provision for loan losses           254        220         34       15.5%
      Non-Interest Income                 130          1        129         n/m
      Gains/(Losses) on Sales of      (1,322)    (1,319)          3        0.2%
      Assets
      Non-Interest Expense

                                     ------------------------------

      Net Interest Before Taxes           722        444        278       62.6%
      Income Taxes                      (274)      (167)        107       64.1%
                                     ------------------------------

      Net Income                          448        277        171       61.7%
                                    ===============================

         The operating results of the Savings Bank depend primarily on its net interest income, or spread. The spread is the difference between interest income on interest earning assets, loans and investment securities, and interest expense on interest bearing liabilities, deposits and borrowings. The Banks net interest margin improved to 2.87% for the quarter ended March 31, 1996, from 2.76% for the same time period in 1995.

          Interest on loans increased by $565,000, or 20.4%. The increase was the factor of both an increase in the size of the portfolio and an increase in overall portfolio yield. Commercial loans increased by $7.6 million from March 31, 1995, to March 31, 1996. The Commercial Lending Department began operating in late 1994. The portfolio stood at $2.9 million at the end of the first quarter of 1995, and has subsequently grown to $10.5 million. Commercial loans, while somewhat riskier than mortgage loans, also provide a significantly higher yield. This growth in commercial loans is part of the Bank's strategy to improve interest spread by diversifying the loan portfolio.

          Mortgage loans increased by $7.5 million during the same time period. Most of the growth took place in the last three quarters of 1995, when consumers perceived rates to be relatively high. Consumers then select adjustable rate mortgage loans over long term fixed rate loans. As part of its interest rate risk policy, the Savings Bank retains adjustable rate mortgage loans in its portfolio, and sells long term fixed rate loans in the secondary market.

          Early in the first quarter of 1996, mortgage interest rates dropped to levels last seen in 1993. At times during the quarter a rate of less of 7% was available on a fixed rate 15 year mortgage, and less than 7.5% on a 30 year mortgage. As a result, consumers opted for the fixed rate option. The Savings Bank originated and sold in excess of $9 million of fixed rate loans during the first quarter of 1996, versus less than $6 million for the entire year of 1995. After reaching these lows in mid-February, the mortgage rates increased fairly rapidly to 7.75% for a 15 year and 8.375% for a 30 year loan at the end of March, 1996.

          The overall loan yield increased from 7.41% at March 31, 1995, to 7.70% as of March 31, 1996.

          Deposits increased by $4.2 million, or 2.7% from March 31, 1995, to the end of the first quarter in 1996. Interest expense on deposits increased by just $12,000 between the two periods, or 0.6%. This is a result of a decrease in overall costs of deposits from 4.80% at March 31, 1995 to 4.54% at March 31, 1996. Interest expense on borrowed funds increased by $259,000, or 38%, as a result of an increase in borrowed funds from $50.6 million at March 31, 1995, to an average of $64.5 million during the first quarter of 1996.

          The provision for loan losses equaled $140,000 for the first quarter of 1996, an increase of $80,000 or 133% compared to the first quarter of 1995. This was the result of the increase in loan portfolio, and the desire of management to provide adequate protection for possible loan losses. The loan loss provision is $949,000 at March 31, 1996, compared to $691,000 a year earlier. The loan loss provision now equals 0.56% of loans outstanding, versus 0.45% as of March 31, 1995. The loan loss reserve currently is 271.14% of problem loans and real estate owned, compared to 88.36% a year ago. Management believes that the loan loss reserve is adequate to cover potential future losses.

          Gains on sales of loans increased from $1,000 for the first quarter of 1995 to $127,000 for the same period in 1996. As discussed in Note 5, the recognition of income on originated mortgage servicing rights accounted for $91,000. Net gains on sale of fixed rate mortgage loans totaled $57,000 for the quarter, compared to $1,000 a year ago. This was the result of increased activity: $9.0 million in loan sales for the quarter ended March 31, 1996, versus $142,000 for the same period in 1995. These gains are offset by the recognition of a $21,000 loss to mark Loans Held for Sale to the lower of cost or market as of March 31, 1996.

          Non-interest expense  increased  by  just  $3,000, or  0.2%,  for  the quarter  ended  March 31,  1996,  compared to  the first  quarter  of 1995.
     Compensation and benefits decreased by $59,000, for two primary reasons. First, a senior officer retired in 1995 without being replaced. Second, in accordance with SFAS No. 91, costs directly related to the origination of a loan are deferred over the life of the loan. Due to increased mortgage loan activity in the first quarter of 1996, compared to 1995, the amount deferred increased by $24,000, thus reducing the expense. Other expenses increased by $56,000. There were a number of relatively small increases in a number of areas, including legal fees for setting up OSB Investments, Inc. (see Note 6), other legal fees, and expenses related to preparing for sale the last 4 units of a condominium project owned by the Savings Bank.

          Provision for income taxes increased by $107,000, or 64.1%. This is directly related to the increase in Net Income before taxes. There is no change in the effective tax rate.

     Financial Condition
     -------------------

          The table below shows the details of the decrease in assets from $260.8 million at December 31, 1995, to $253.7 million at March 31, 1996, a decrease of 2.7%. A discussion follows.

                                     As of March    As of Dec.       $  % Change
                                        31, 1996      31, 1995  Change
                                     -------------------------------------------
                                             ($ in Millions)

     TOTAL ASSETS                         $253.7        $260.8  ($7.1)    -2.72%
       Cash & Equivalents                    6.4           3.8     2.6    68.42%
       Investment Securities                21.1          29.8    -8.7   -29.19%

                                     ---------------------------------

                                           $27.5         $33.6   $-6.1   -18.15%
                                    ==================================


       Borrowed Funds                       58.6          64.3    -5.7    -8.86%
       Other Liabilities                     4.2           7.1    -2.9   -40.85%
                                     ---------------------------------

                                           $62.8         $71.4   $-8.6   -12.04%

                                    ==================================


          The decrease in Investment Securities is primarily due to the sale of $7.6 million of mutual funds, leaving a balance remaining of $1.4 million. Prior to year end 1995, mutual funds comprised 11.3% of the investment portfolio. After the sales, that figure is 2%.

         The proceeds of the sale of Mutual Funds was used to repay borrowing at the Federal Home Loan Bank of Chicago. Borrowed funds decreased by $5.7 million during the quarter, or 8.86%. Additional borrowings of $5.3 million were repaid in early April, 1996, which explains why the cash equivalents were relatively high as of March 31, 1996.

          Other liabilities decreased by $2.9 million from December 31, 1995 to March 31, 1996. Most of the decrease relates to escrow checks disbursed in December to mortgage customers to pay real estate taxes. The checks are issued to all customers in December. Many customers hold on to the checks until after year end to pay their taxes in 1996. Since these checks are issued from an account at the Savings Bank, the liability remains on the books until the checks have cleared.


     Capital Ratios
     --------------

          Federal regulations require the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations.

          The following table summarizes the Savings Bank's capital ratios and the ratios required by regulations of the Office of Thrift Supervision at March 31, 1996:

                                          Tangible       Core      Risk-
                                           Capital    Capital      Based
                                           -------    -------    Capital
                                                                 -------

             Bank Regulatory Percentage     10.49%     10.49%     23.38%
             Required Regulatory             1.50%      3.00%      8.00%
             Percentage                      -----      -----      -----
             Excess Regulatory               8.99%      7.49%     15.38%
             Percentage
                                                 ($ in Thousands)

             Bank Regulatory Capital       $26,803    $26,803    $27,427
             Required Regulatory             3,833      7,666      9,383
             Capital                         -----      -----      -----
             Excess Regulatory Capital     $22,770    $19,137    $18,044

                         OSB Financial Corp. and Subsidiaries

                             Part II - Other Information


     ITEM 1, LEGAL PROCEEDINGS

     Neither OSB Financial Corp. nor the Savings Bank is a party to any material legal proceedings at this time. From time to time the Savings Bank is involved in various claims and legal actions arising in the ordinary course of business.


     ITEM 2, CHANGES IN SECURITIES

     Not applicable.


     ITEM 3, DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


     ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


     ITEM 5, OTHER INFORMATION

     None


     ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27 -- Financial Data Schedule.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OSB Financial Corp.


          Date:  4/29/96           By:  James J. Rothenbach
              ------------              --------------------------
                                        James J. Rothenbach
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)

          Date:  4/29/96           By:  David A. Hayford
              ------------              --------------------------
                                        David A. Hayford
                                        Vice President - Finance
                                        (Principal Accounting Officer)