Form 10-Q
period 1996-06-30
OSB FINANCIAL CORP
filed 1996-08-05
CIK 885637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                         ---------------------------
                                  FORM 10-Q
                         ---------------------------
   (Mark One)

   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended  June 30, 1996
                                   -------------
                                     or

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from   _______________   to  _______________

   Commission File Number 0-20335

                             OSB Financial Corp.
                          -----------------------
           (Exact name of registrant as specified in its charter)

   Wisconsin                                             39-1726499
   -------------------------------                    --------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                      identification No.)

   420 S. Koeller Street, Oshkosh, Wisconsin                 54901
   ---------------------------------------------      --------------------
   (Address of principal executive offices)                  Zip Code

   Registrant's telephone number, including area code:    (414) 236-3680

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                               Yes  X      No
                                  -----        ------

   As of July 31, 1996, there were 1,111,484 shares of the Registrant's Common Stock, $.01 par value per share, issued and outstanding.

                             OSB FINANCIAL CORP

                               INDEX FORM 10-Q


   Part I - Financial Information                             Page Number
                                                              -----------

      Consolidated Statements of Financial Condition                3
        as of June 30, 1996 and December 31, 1995

      Consolidated Statements of Income for the Quarters            4
        Ended June 30, 1996 and 1995, and Six Month
        Period Ended June 30, 1996 and 1995

      Consolidated Statements of Cash Flows for the Quarters        6
        Ended June 30, 1996 and 1995, and Six Month
        Period Ended June 30, 1996 and 1995

      Notes to Consolidated Financial Statements                    7

      Management's Discussion and Analysis of Financial            10
        Condition and Results of Operations


   Part II - Other Information                                     15

   Signatures                                                      16

Item 1. Financial Statements

OSB FINANCIAL CORP and SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

    (Dollars in Thousands)                             at June 30,      at December 31,
                                                           1996               1995
                                                       ------------     ----------------
    ASSETS
        Cash and Cash Equivalents                         $  4,113          $  3,789
        Investment Securities Available
          for Sale, at fair market value                    22,825            29,763
        Mortgage-backed Securities
         Available for Sale, at fair
         market value                                       45,277            49,838
        Loans Held for Sale                                  1,038             3,070
        Loans Receivable                                   168,043           165,392
        Other Assets                                         8,707             8,962
                                                         ---------          ---------
        TOTAL ASSETS                                      $250,003          $260,814
                                                         =========          =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:
        Deposit Accounts                                  $161,415          $156,782
        Borrowed Funds                                      52,215            64,335
        Other Liabilities                                    4,973             7,064
                                                        -----------         ---------
              Total Liabilities                            218,603           228,181
                                                        -----------         ---------
    Stockholders' Equity:
        Common Stock (1,529,500 shares
         at $.01 par value at                                   15                15
         June 30, 1996; 1,518,000 shares
         at December 31, 1995)
        Additional Paid-in Capital                          17,021            16,883
        Retained Earnings, substantially
         restricted                                         24,480            23,909
        Unearned Compensation, ESOP                           (568)             (615)
        Unearned Compensation, MRP's                          (684)             (689)
        Unrealized Loss on Securities
         Available for Sale - Net of Tax                      (430)              (37)
                                                        -----------        ----------
                                                            39,834            39,466
        Less: 369,866 Shares of Treasury
         Common Stock at June 30, 1996;
         302,498 at December 31, 1995,
         at cost                                            (8,434)           (6,833)
                                                       ------------        ----------
              Total Stockholders' Equity                    31,400            32,633
                                                       ------------        ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $250,003          $260,814
                                                       ============        ==========

        See attached notes to Consolidated Financial Statements.

OSB FINANCIAL CORP and SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

                                                         For the Quarter        For the Six Months
                                                          Ended June 30,          Ended June 30,
                                                         1996        1995        1996        1995
                                                       --------    --------    --------    --------
     Interest Income on Loans
         Mortgage Loans                                  $2,705      $2,642      $5,504      $5,105
         Other Loans                                        613         354       1,152         664
                                                       --------------------    --------------------
         Total Interest Income on Loans                   3,318       2,996       6,656       5,769
                                                       --------------------    --------------------
     Interest and Dividend Income
       on Investment Securities
         Investment Securities                              289         469         642         965
         Mortgage-backed Securities                         770         818       1,610       1,650
         Dividends - FHLB Stock                              63          45         108          80
         Interest-bearing Deposits                           59           8          95          15
                                                       --------------------    --------------------
         Total Income on Investment Securities            1,181       1,340       2,455       2,710
                                                       --------------------    --------------------
         Total Interest and Dividend Income               4,499       4,336       9,111       8,479
                                                       --------------------    --------------------
     Interest Expense:
         Deposit Accounts                                 1,911       1,945       3,791       3,813
         Borrowed Funds                                     731         816       1,663       1,489
                                                       --------------------    --------------------
         Total Interest Expense                           2,642       2,761       5,454       5,302
                                                       --------------------    --------------------
         Net Interest Income                              1,857       1,575       3,657       3,177
         Provision for Loan Losses                           75          63         215         123
                                                       --------------------    --------------------
         Net Interest Income after
           Provision for Loan Losses                      1,782       1,512       3,442       3,054
                                                       --------------------    --------------------
     Non-interest Operating Income:
         Loan Fees and Charges                               94          97         185         190
         Savings Fees and Charges - net                      75          56         151         103
         Other Income                                        39          81         126         161
                                                       --------------------    --------------------
         Total Non-interest Operating Income                208         234         462         454
                                                       --------------------    --------------------
     Gains (Losses) on Sales
         Gain (Loss) on Sale of Loans                         9        128         136         129
         Gain (Loss) on Sale of Investments                   0          5          14           5
         Gain (Loss) on Sale of Other Assets                  1          0         (10)          0
                                                       --------------------    --------------------
         Total Gains on Sales                                10        133         140         134
                                                       --------------------    --------------------
         Net Income Before Taxes and
          Non-Interest Expense                           $2,000     $1,879      $4,044      $3,642
                                                       --------------------    --------------------

See attached notes to Consolidated Financial Statements.

OSB FINANCIAL CORP and SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

                                                  For the Quarter          For the Six Months
                                                   Ended June 30,           Ended June 30,
                                                 1996          1995        1996          1995
                                               ----------------------    ----------------------
         Net Income Before Taxes and
          Non-Interest Expense                    2,000        $1,879       4,044        $3,642
                                               ----------------------    ----------------------

     Non-Interest Expense:
         Compensation and Benefits                  659           613       1,235         1,248
         Office Buildings & Equipment               166           195         346           369
         Data Processing Expense                     92            63         188           153
         Federal Insurance Premium                   96            92         192           184
         Marketing Expense                           61            45         113           107
         Other Expense                              248           281         570           547
                                               ----------------------    ----------------------
         Total Non-interest Expense               1,322         1,289       2,644         2,608
                                               ----------------------    ----------------------
     Income Before Income Taxes                     678           590       1,400         1,034
     Income Taxes                                   221           226         495           393
                                               ----------------------    ----------------------
     Net Income                                     457          $364         905          $641
                                               ======================    ======================

         Average Common Shares
          Outstanding                         1,114,628     1,174,935   1,135,228     1,177,060

         Earnings Per Share                       $0.41         $0.31       $0.80         $0.54
                                               ======================    ======================

         Cash Dividends per Share                 $0.16         $0.14       $0.30         $0.28
                                               ======================    ======================


See attached notes to Consolidated Financial Statements.

<PAGE 6>

OSB FINANCIAL CORP and SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                      For the Quarter          For the Six Months
                                                                       Ended June 30,            Ended June 30,
                                                                    1996          1995          1996          1995
                                                                  --------      --------      --------      --------
     Net cash provided by (used in) operating activities           $1,451       ($3,449)        ($512)      ($2,780)
                                                                  ----------------------      ----------------------
        Cash flows from investing activities:
           Proceeds from maturities of investment securities         2,000        2,037         3,000         2,537
           Proceeds from sale of investment securities                   0            0         7,628             0
           Purchase of investment securities                        (4,000)           0        (4,000)            0
           Principal repayments on mortgage-backed securities          624          502         1,533           816
           Sale of mortgage backed securities                        2,708            0         2,708             0
           Net (increase) decrease in loans                         (1,493)      (3,835)       (2,651)      (13,228)
           (Purchases) redemptions of FHLB Stock                         0         (180)         (101)         (834)
           Capital Expenditures                                        (34)        (100)          (93)         (232)
           Capital Expenditures on Real Estate held
              for investment                                             0          (66)           (1)         (245)
           Proceeds from sale of Real Estate held
              for investment                                           268            0           268             0
           Proceeds from sale of Foreclosed Properties                               78            47            78
                                                                  ----------------------      ----------------------
           Net cash provided by (used in) investing activities          73       (1,564)        8,338       (11,108)
                                                                  ----------------------      ----------------------
        Cash flows from financing activies
           Net increase (decrease) in deposits                       2,478         (388)        4,633        (4,030)
           Net increase (decrease) in borrowed funds                (6,385)       5,020       (12,120)       16,620
           Net increase (decrease) in advance payments
              by borrowers for taxes and insurance                     982          878         1,772         1,862
           Proceeds from sale of common stock                            0           28           134            46
           Dividends paid to stockholders                             (160)        (164)         (320)         (328)

           Purchase of 29,788 shares of Treasury Common
              Stock from April - June,1996: 4,120 shares
              for same period in 1995                                 (707)         (96)       (1,601)         (427)
                                                                  ----------------------      ----------------------
            Net cash provided by (used in) financing activities     (3,792)       5,278        (7,502)       13,743
                                                                  ----------------------      ----------------------
        Net increase (decrease) in cash and cash equivalents        (2,268)         265           324          (145)
        Cash and cash equivalents at beginning                       6,381        1,040         3,789         1,450
                                                                  ----------------------      ----------------------
        Cash and cash equivalents at end                            $4,113       $1,305        $4,113        $1,305
                                                                  ======================      ======================

     See attached notes to Consolidated Financial Statements.

                 Notes to Consolidated Financial Statements
                    OSB Financial Corp. and Subsidiaries


    1. The accompanying consolidated financial statements include the accounts of OSB Financial Corp ("Holding Company"); its wholly-owned subsidiary, Oshkosh Savings Bank ("Bank"); and OSB Investments, Inc and Oshkosh Financial, Inc. (OFI), both wholly-owned subsidiaries of the Bank. See note 5 for discussion of these two subsidiaries. The data as of and for the periods ended June 30, 1996 and 1995 are unaudited but, in the opinion of management, reflect all accruals and adjustments necessary for a fair statement of financial condition and results from operations at the dates and for the periods indicated. All such accruals and adjustments are of a normal, recurring nature. The results of operations for the quarter ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year of 1996.

    2. On May 15, 1996 the Board of Directors authorized the repurchase of up to 5% of stock outstanding, or 55,974 shares. As of July 31, 1996, 8,500 shares have been purchased at an average cost of $23.20 per share.

    3. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may utilize various borrowing alternatives, secured by pledges of mortgage loans and FHLB stock.

        At June 30, 1996, the Bank had $52.2 million in FHLB Advances outstanding.

        The advances have fixed terms ranging from 3 to 48 months. Interest is payable monthly; principal at maturity. Prepayments of principal are generally not allowed.

        Scheduled maturities of fixed-term advances are:

        ($ in Millions)            Fixed Rate          Variable Rate
                                  -------------        -------------
                                    $       %            $       %
                                  -----   -----        -----   -----
             1996                 $ 5.6   5.66%        $ 4.7   5.78%
             1997                  17.9   5.26          16.9   5.54
             1997                   3.5   5.96           2.1   5.53
             1998                   1.2   5.77           --     --
                                 -------------------------------------
             Total                $28.5   5.45%        $23.7   5.59%
                                 =====================================

   4. Effective January 1, 1996, the Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires accounting recognition of the rights to service mortgage loans for others. The total cost of the mortgage loan will be allocated between the relative fair values of the loan and the mortgage servicing rights ("MSRs"). The cost allocated to the MSRs will be recognized as a separate asset and amortized over the period of estimated servicing income. Activity during the second quarter of 1996:

             Balance 4/1/96                                $ 86,690
             Additions (included in "Gains
               on Sales of Loans" in Consolidated
               Statements of Income)                         48,806
             Less: amortization (deducted from
               "Loan Fees and Charges")                       2,716
                                                           --------
             Balance 3/31/96                               $132,780
                                                           ========

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

        The value of mortgage servicing rights is subject to impairment as a result of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. If actual loan prepayment activity associated with serviced loans exceeds that which was estimated by management at the time the mortgage servicing rights were originally recorded, a valuation adjustment is recorded against such assets and against the Corporation's loan servicing fee income in the period of the prepayment.

   5. On April 1, 1996, the Savings Bank established OSB Investments, Inc., a Nevada investment subsidiary of the Savings Bank. Approximately $42 million of mortgage-related securities were transferred to the subsidiary in exchange for common stock.

        The subsidiary is designed primarily for management of a portion of the Bank's investment portfolio. The subsidiary's employee and operations are located in Nevada. The Board of Directors consists of one employee of the subsidiary and two executive officers of the bank. Results for the quarter ended June 30, 1996:

        Interest income from Mortgage backed securities          $655
        Other Interest income                                       6
                                                                 ----
                                                                 $661
        Operating expenses                                         13
                                                                 ----
        Pre-tax income                                           $648
        Federal income tax                                        220
                                                                 ----
        Net income (included in Net Income on the
           Unaudited Consolidated Statements of Income)          $428
                                                                 ====

        On April 18, 1996, Oshkosh Financial, Inc., (OFI) a wholly owned subsidiary of the Savings Bank, was re-activated. OFI will be utilized to offer non-traditional products, such as annuities and mutual funds, to the customer base. It is anticipated that this service will be operating in August, 1996.

                Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations

   General
   -------

        Management's discussion and analysis of results of operations and financial condition is intended to assist in understanding the results of operations and financial condition of the Corporation and the Savings Bank. The information contained in this section should be read in conjunction with the Consolidated Financial Statements, and the accompanying Notes to Consolidated Financial Statements. Loans receivable and loans originated referred to herein include loans held for sale, unless otherwise indicated.


   Financial Condition
   -------------------

        Assets declined from $260.8 million at December 31, 1995, to $250.0 million at June 30, 1996, or 4.15%. The table below shows the primary factors causing that decrease.

                                  At June 30, 1996     At December 31, 1995    $ Change
                                   -----------------------------------------------------
    ASSETS

      Investment Securities
       Available for Sale, at
       fair market value                $22,825                 $29,763        ($6,938)
      Mortgage-backed Securities
       Available for Sale,
       at fair market value              45,277                  49,838        ($4,561)
      Other Assets                                                                 688
                                   -----------------------------------------------------
                                                                              ($10,811)
                                   =====================================================

    LIABILITIES

      Deposit Accounts                  161,415                 156,782          4,633
      Borrowed Funds                     52,215                  64,335        (12,120)
      Other Liabilities                                                         (2,091)
      Stockholders Equity                                                       (1,233)
                                   -----------------------------------------------------
                                                                              $(10,811)
                                   =====================================================

          The decrease in Investment Securities available for sale is primarily due to the sale of $7.6 million of mutual funds during the first quarter of 1996. Also $3 million of maturing bonds were more than offset by purchases of bonds totaling $4 million. Finally, since the securities are classified as available for sale, they must be shown at fair market value. Increases in market interest rates

<PAGE 11>

   resulted in a reduction in fair market value of $309,000, or 1.3% of the June 30th book value. This re-valuation does not affect the income statement, but is broken down between unrealized loss on securities available for sale and deferred taxes on the statement of financial condition. The deferred taxes are included in the category other liabilities on the statement of condition.

        The $4.6 million decrease in mortgage backed securities available for sale is primarily a result of a sale of $2.7 million of bonds in April. Principal repayments on these bonds totaled $1.5 million for the six month period. Finally, the adjustment to fair market value as discussed above, equaled $320,000, or 0.70% of June 30th balance.

        Deposit accounts increased by $4.6 million, or 3%, to $161.4 million as of June 30, 1996. The Bank began offering a money market index account, tied to the Donahue/IBC Index, in the fall of 1995. Balances from this account increased by $5.6 million during the six months ended June 30, 1996, to a total of $15.6 million. Balances in other deposit accounts decreased by $1 million during the period.

        Balances in borrowed funds decreased by $12.1 million during the six month period, to an ending balance of $52.2 million, an 18.8% decrease. The primary source of funds to repay these borrowing were the sale of investments and mortgage backed securities mentioned above.


   Results of Operations
   ---------------------

        The operating results of the Savings Bank depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans and securities available for sale and securities to be held for maturity, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The Bank's net income also is affected by the establishment of provisions for loan losses and the level of its other income, including fees on loans sold, deposit service charges, the result of real estate activities, gains or losses from the sale of assets, as well as its other expenses and income tax provisions.

        Net income for the quarter ended June 30, 1996 equaled $457,000, a 25.55% increase over the $364,000 for the same period in 1995. Earnings per share equaled $.41 and $.31 respectively, an increase of 32.26%. The table below shows the primary causes of the increase, with a discussion following.

                                                  Quarter Ended        Effect on
                                               6/30/96     6/30/96     Net Income
                                               ----------------------------------
    Interest income on other loans              $  613      $  354      $   259
    Interest income on investment
       securities                                  289         469         (180)
    Total interest expense                       2,642       2,761          119
    Other changes in net interest income                                     84
                                               ----------------------------------
    Net interest income                                                     282
    Gains on sales of loans                          9         128         (119)

    Other changes in non-interest
      income and expense                                                   (70)
                                               ----------------------------------
    Change in Net Income                        $  457     $  364     $     93
                                               ==================================

          Interest income on other loans was $259,000 greater for the second quarter of 1996 versus the same period in 1995. This is the result of the Bank's strategy to increase balances of commercial loans and consumer loans, which are typically higher yielding than mortgage loans. The Bank began offering commercial loans in early 1995, and has built up the portfolio to $11.9 million as of June 30, 1996. An intense campaign in the first quarter of 1996 to solicit home equity lines of credit resulted in a dramatic increase in consumer loan balances. Average balances of commercial and consumer loans equaled $25.5 million for the quarter ended June 30, 1996, compared to $13.9 million for the same quarter in 1995. June 30 ending balances were $27.2 million and $15.0 million respectively.

        As shown above, interest income on investment securities decreased by $180,000. This is a result of the sale of mutual funds and the maturing of U.S. Treasury Notes and other investments which have already been discussed. Balances in these investments decreased from $33.3 million at June 30, 1995 to $22.8 million on June 30, 1996.

        Total interest expense decreased $119,000, or 4.3%, for the quarter ended June 30, 1996, compared to the same quarter in 1995. This was accomplished despite the fact that total deposits and borrowed funds increased from $209.9 million on June 30, 1995 to $213.6 million a year later, a 1.8% increase. The primary factor in the decrease was a decline in weighted average cost of funds from 4.79% as of June 30, 1995, to 4.58% on June 30, 1996.

        Gain on sale of loans declined from $128,000 for the second quarter of 1995 to $9,000 for the same period in 1996. The 1996 gain is comprised of $48,806 recognition of mortgage servicing rights in accordance with FAS 122 (see note 4), offset by a net loss of $31,695 on mortgage loans sold in the secondary market and an $8,100 charge for decline in market value of loans held for sale at June 30. In 1995, with more favorable market conditions, gains on sale of $128,000 were recognized.

        Net income for the six month period ended June 30, 1996, was $905,000, or $.80 per share. This compares to $641,000 and $.54 per share for the same period in 1995, increases of 41.19% and 48.15% respectively. The table below shows the material changes between the two period with discussion to follow:

                                                Six Months Ended

                                                                       Effect on
                                              6/30/96     6/30/95     Net Income
                                              ----------------------------------
    Interest income on mortgage loans         $5,504      $5,105      $   399
    Interst income on other loans              1,152         664          488
    Interest income on investment
      securities                                 642         965         (323)
    Interest expense on borrowed funds         1,663       1,489         (174)
    Other changes in net interest income                                   90
                                              ----------------------------------
    Net interest income                                                   480

    Provision for loan losses                    215         213          (92)
    Other changes in non-interest income
      and expense                                                        (124)
                                              ----------------------------------
    Change in Net Income                      $  905      $  641      $   264
                                              ==================================

        As shown above, interest income on mortgage loans increased by $399,000, or 7.81%, between the two periods. Most of the increase, 75%, is due to an increase in mortgage loan balances. Mortgage loans outstanding averaged $145.5 million for the first six months of 1996, compared to $137.4 million for the same period in 1995. The remaining 25% of the increase is due to an increase in yield on mortgage loans from 7.42% for the six months ending June 30, 1995, to 7.56% in the same period in 1996.

        The increase of interest income on other loans is due to the increased volume of commercial and consumer loans, as discussed above. Average balances on these two categories of loans increased to $23.4 million for the first half of 1996, compared to $11.9 million for the same period in 1995.

        The decrease in interest income on investment securities of $323,000 was also discussed above. It is caused by the decrease in investment security balances, due to the sale of mutual funds and maturities of U.S. Treasury Notes.

        Interest expense on borrowed funds increased $174,000 or 11.68% from $1.5 million for the six months ended June 30, 1995, to $1.7 million for the same period in 1996. This is due to an increase in average balances outstanding during the respective periods despite the fact that the June 30, 1996 balance of $52.2 million is lower than the $55.6 balances at June 30, 1995. Balances increased during the last half of 1995 to $64.3 million at December 31. Balances in borrowed funds reached a peak of $67.0 million at January 31, 1996, and has been declining since as the cash flow from the sale of investments and matured investments has been used to repay borrowings.

        Provision for loan losses was $215,000 for the six months ended June 30, 1996 compared to $123,000 for the same period in 1995, an increase of 74.80%. This was a result of the increase in loan portfolio, especially in commercial and consumer loans, and the desire of management and the Board of Directors to provide adequate protection for possible loan losses. The loan loss provision equals $1.0 million at June 30, 1996, compared to $775,000 one year ago. The loan loss reserve equals 0.60% of total loans currently, compared to 0.49% at June 30, 1995. The reserve currently equals 180.93% of problem loans and real estate owned. Management believes that the loan loss reserve is adequate to cover potential future losses.

   Capital Ratios
   --------------

        Federal regulations require the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital consists of stockholders' equity minus certain intangible assets and an adjustment for unrealized gains or losses on available for sale securties. Core capital consists of stockholders' equity and an adjustment for unrealized gains or losses on available for sale securities. The risk-based capital requirements address risk related to both recorded assets and off-balance sheet commitments and obligations.

        The following table summarizes the Savings Bank's capital ratios and the ratios required by regulations of the Office of Thrift
   Supervision at June 30, 1996:

                                        Tangible     Core       Risk-Based
                                         Capital    Capital       Capital
                                        --------    -------     ----------
    Bank Regulatory Percentage           10.75%      10.75%       24.13%
    Required Regulatory Percentage        1.50%       3.00%        8.00%
                                         -------     ------      ---------
    Excess Regulatory Percentage          9.25%       7.75%       16.13%

                                                   ($ in Thousands)

    Bank Regulatory Capital             $27,274     $27,274      $28,229
    Required Regulatory Capital           3,805       7,610        9,359
                                        --------    -------      ---------
    Excess Regulatory Capital           $23,469     $19,664      $18,870

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

   Exhibit 27 -- Article 9 Financial Data Schedule for the Second Quarter

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OSB Financial Corp.


   Date:   July 26, 1996         By:  /s/ James J. Rothenbach
        --------------------         --------------------------------
                                      James J. Rothenbach
                                      President and Chief Executive
                                      Officer
                                      (Duly Authorized Officer)


   Date:   July 26, 1996         By:  /s/ David A. Hayford
        --------------------          --------------------------------
                                      David A. Hayford
                                      Vice President - Finance
                                      (Principal Accounting Officer)