Form 10-Q
period 1996-09-30
OSB FINANCIAL CORP
filed 1996-11-08
CIK 885637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                         ___________________________

                                  FORM 10-Q
                         ___________________________


   (Mark One)

   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended     September 30, 1996
                                      -----------------------------

                                     or

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _______________

   Commission File Number 0-20335


                             OSB Financial Corp.
         ----------------------------------------------------------
           (Exact name of registrant as specified in its charter)

   Wisconsin                                         39-1726499
   --------------------------------                  ----------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    identification No.)

   420 S. Koeller Street, Oshkosh, Wisconsin         54901
   ---------------------------------------------     --------
   (Address of principal executive offices)          Zip Code

   Registrant's telephone number,
     including area code:                            (414) 236-3680
                                                     --------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                            Yes  __X__     No ____

   As of October 31, 1996, there were 1,111,484 shares of the Registrant's Common Stock, $.01 par value per share, issued and outstanding.

                             OSB FINANCIAL CORP

                               INDEX FORM 10-Q


   Part I - Financial Information                          Page Number
                                                           -----------

      Unaudited Consolidated Statements of Financial            3
        Condition as of September 30, 1996 and
        December 31, 1995

      Unaudited Consolidated Statements of Income for the       4
        Quarters Ended September 30, 1996 and 1995, and
        Nine Month Periods Ended September 30, 1996 and 1995

      Unaudited Consolidated Statements of Cash Flows for the   6
        Quarters Ended September 30, 1996 and 1995, and Nine Month Periods Ended September 30, 1996
        and 1995

      Notes to Consolidated Financial Statements                7

      Management's Discussion and Analysis of Financial        10
        Condition and Results of Operations


   Part II - Other Information                                 16

   Signatures                                                  17

     Item 1. Financial Statements

     OSB FINANCIAL CORP and SUBSIDIARIES
     UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     (Dollars in Thousands)

                                                                                at September 30,   at December 31,
                                                                                      1996               1995
                                                                                ----------------   ---------------
     ASSETS
         Cash and Cash Equivalents                                                        $1,077             $3,789
         Investment Securities Available for Sale, at fair market value                   25,306             29,763
         Mortgage-backed Securities Available for Sale, at fair market value              44,614             49,838
         Loans Held for Sale                                                                 163              3,070
         Loans Receivable                                                                170,569            165,392
         Other Assets                                                                      8,736              8,962
                                                                                     ------------       ------------
         TOTAL ASSETS                                                                   $250,465           $260,814
                                                                                     ============       ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
         Deposit Accounts                                                               $161,802           $156,782
         Borrowed Funds                                                                   50,710             64,335
         Other Liabilities                                                                 6,907              7,064
                                                                                     ------------       ------------
            Total Liabilities                                                            219,419            228,181
                                                                                     ------------       ------------
     Stockholders' Equity :
         Common Stock (1,530,000 shares at $.01 par value at                                  15                 15
            September 30, 1996; 1,518,000 shares at December 31, 1995)
         Additional Paid-in Capital                                                       17,029             16,883
         Retained Earnings, substantially restricted                                      24,147             23,909
         Unearned Compensation, ESOP                                                        (544)              (615)
         Unearned Compensation, MRP's                                                       (681)              (689)
         Unrealized Loss on Securities Available for Sale - Net of Tax                      (486)               (37)
                                                                                     ------------       ------------
                                                                                          39,480             39,466
         Less: 369,866 Shares of Treasury Common Stock at
            September 30, 1996; 302,498 at December 31, 1995, at cost                     (8,434)            (6,833)
                                                                                     ------------       ------------

                Total Stockholders' Equity                                                31,046             32,633
                                                                                     ------------       ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $250,465           $260,814
                                                                                     ============       ============






     See attached notes to Consolidated Financial Statements.

       OSB FINANCIAL CORP and SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands)

                                                                         For the Quarter            For the Nine Months
                                                                       Ended September 30,          Ended Setpember 30,
                                                                        1996          1995          1996          1995
                                                                        ----          ----          ----          ----
       Interest Income on Loans
          Mortgage Loans                                                 $2,570         $2,729        $8,074        $7,834
          Other Loans                                                       706            425         1,858         1,089
                                                                    -----------     ----------    ----------    ----------
          Total Interest Income on Loans                                  3,276          3,154         9,932         8,923
                                                                    -----------    -----------    ----------    ----------
       Interest and Dividend Income on Investment Securities
          Investment Securities                                             357            450           999         1,415
          Mortgage-backed Securities                                        864            806         2,474         2,456
          Dividends - FHLB Stock                                             54             48           162           128
          Interest-bearing Deposits                                          50             14           145            29
                                                                     ----------     ----------    ----------    ----------
          Total Income on Investment Securities                           1,325          1,318         3,780         4,028
                                                                     ----------     ----------    ----------    ----------
          Total Interest and Dividend Income                              4,601          4,472        13,712        12,951
                                                                     ----------     ----------    ----------    ----------
       Interest Expense:
          Deposit Accounts                                                1,986          1,946         5,777         5,759
          Borrowed Funds                                                    728            843         2,391         2,332
                                                                     ----------     ----------    ----------    ----------
          Total Interest Expense                                          2,714          2,789         8,168         8,091
                                                                     ----------     ----------    ----------    ----------
          Net Interest Income                                             1,887          1,683         5,544         4,860
          Provision for Loan Losses                                         100             30           315           153
                                                                     ----------     ----------    ----------    ----------
          Net Interest Income after Provision for Loan Losses             1,787          1,653         5,229         4,707
                                                                     ----------     ----------    ----------    ----------
       Non-interest Operating Income:
          Loan Fees and Charges                                              88             52           273           242
          Savings Fees and Charges - net                                     88             60           239           163
          Other Income                                                       51             44           177           205
                                                                     ----------     ----------    ----------    ----------
          Total Non-interest Operating Income                                227           156           689           610
                                                                     ----------     ----------    ----------    ----------
       Gains (Losses) on Sales
          Gain (Loss) on Sale of Loans                                       42             44           178           173
          Gain (Loss) on Sale of Investments                                 (4)             7            10            12
          Gain (Loss) on Sale of Other Assets                                29              0            19             0
                                                                     ----------     ----------    ----------    ----------
          Total Gains on Sales                                               67             51           207           185
                                                                     ----------     ----------    ----------    ----------
          Net Income Before Taxes and Non-Interest Expense               $2,081         $1,860        $6,125        $5,502
                                                                     ----------     ----------    ----------    ----------

     See attached notes to Consolidated Financial Statements.

       OSB FINANCIAL CORP and SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands)

                                                                         For the Quarter            For the Nine Months
                                                                       Ended September 30,          Ended Setpember 30,
                                                                        1996          1995          1996          1995
                                                                        ----          ----          ----          ----
          Net Income Before Taxes and Non-Interest Expense               $2,081         $1,860        $6,125        $5,502
                                                                     ----------     ----------    ----------    ----------
       Non-Interest Expense:
          Compensation and Benefits                                         658            703         1,893         1,951
          Office Buildings & Equipment                                      147            182           493           551
          Data Processing Expense                                            89             78           277           231
          Federal Insurance Premium                                       1,143             92         1,335           276
          Marketing Expense                                                  53             40           166           147
          Other Expense                                                     255            299           825           846
                                                                     ----------     ----------    ----------    ----------
       Total Non-interest Expense                                         2,345          1,394         4,989         4,002
                                                                     ----------     ----------    ----------    ----------
       Income Before Income Taxes                                          (264)           466         1,136         1,500
       Income Taxes                                                        (113)           174           382           567
                                                                     ----------     ----------    ----------    ----------
       Net Income                                                          (151)           292           754           933
                                                                     ==========     ==========    ==========    ==========

          Average Common Shares Outstanding                           1,111,359      1,174,149     1,127,214     1,176,079
          Earnings Per Share                                              ($0.13)       $0.25          $0.67         $0.79
                                                                       ==========    ==========    ==========   ===========

       Cash Dividends per Share                                            $0.16         $0.14         $0.46         $0.42
                                                                       ==========    ==========    ==========    ==========

















     See attached notes to Consolidated Financial Statements.

     OSB FINANCIAL CORP and SUBSIDIARIES
     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Dollars in Thousands)

                                                                           For the Quarter           For the Nine Months
                                                                         Ended September 30,         Ended September 30,
                                                                          1996          1995         1996          1995
                                                                          ----          ----         ----          ----

     Net cash provided by (used in) operating activities                   $1,711        $3,273        $1,199          $493
                                                                       ----------    ----------    ----------    ----------
         Cash flows from investing activities
            Proceeds from maturities of investment securities               1,500         1,021         4,500         3,558
            Proceeds from sale of investment securities                       530             0         8,158             0
            Purchase of investment securities                              (4,511)            0        (8,511)            0
            Principal repayments on mortgage-backed securities                663           497         2,196         1,313
            Purchase of mortgage-backed securities                              0        (1,652)            0        (1,652)
            Sale of mortgage backed securities                                  0             0         2,708             0
            Net (increase) decrease in loans                               (2,526)       (5,305)       (5,177)      (18,533)
            (Purchases) redemptions of FHLB Stock                               0           (72)         (101)         (906)
            Capital Expenditures                                                0           (29)          (93)         (261)
            Capital Expenditures on Real Estate held for investment             0           (49)           (1)         (294)
            Proceeds from sale of Real Estate held for investment              86           114           354           114
            Proceeds from sale of Foreclosed Properties                         0             0            47            78
                                                                       ----------    ----------    ----------    ----------
         Net cash provided by (used in) investing activities               (4,258)       (5,475)        4,080       (16,583)
                                                                       ----------    ----------    ----------    ----------
         Cash flows from financing activies
            Net increase (decrease) in deposits                               387         1,027         5,020        (3,003)
            Net increase (decrease) in borrowed funds                      (1,505)        1,350       (13,625)       17,970
            Net increase (decrease) in advance payments by
                borrowers for taxes and insurance                             766           853         2,548         2,715
            Proceeds from sale of common stock                                 35            80           169           126
            Dividends paid to stockholders                                   (182)         (166)         (502)         (494)
            Purchase of 11,000 shares of Treasury Common Stock
                from July through September, 1995                               0          (264)       (1,601)         (691)
                                                                       ----------    ----------    ----------    ----------
         Net cash provided by (used in) financing activities                 (489)        2,880        (7,991)       16,623
                                                                       ----------    ----------    ----------    ----------

         Net increase (decrease) in cash and cash equivalents              (3,036)          678        (2,712)          533
         Cash and cash equivalents at beginning                             4,113         1,305         3,789         1,450
                                                                       ----------    ----------    ----------    ----------
         Cash and cash equivalents at end                                  $1,077        $1,983        $1,077        $1,983
                                                                       ==========    ==========    ==========    ==========







     See attached notes to Consolidated Financial Statements.

                 Notes to Consolidated Financial Statements
                    OSB Financial Corp. and Subsidiaries


   1. The accompanying consolidated financial statements include the accounts of OSB Financial Corp ("Holding Company"); its wholly-owned subsidiary, Oshkosh Savings Bank ("Bank"); and OSB Investments, Inc and Oshkosh Financial, Inc. (OFI), both wholly-owned subsidiaries of the Bank. The data as of and for the periods ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, reflect all accruals and adjustments necessary for a fair statement of financial condition and results from operations at the dates and for the periods indicated. All such accruals and adjustments are of a normal, recurring nature. The results of operations for the quarter ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year of 1996.

   2. On May 15, 1996 the Board of Directors authorized the repurchase of up to 5% of stock outstanding, or 55,974 shares. As of October 31, 1996, 8,500 shares have been purchased at an average cost of $23.20 per share. There were no purchases made during the quarter ended September 30, 1996.

   3. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may utilize various borrowing alternatives, secured by pledges of mortgage loans and FHLB stock.

        At September 30, 1996, the Bank had $50.7 million in FHLB Advances outstanding, $500,000 of which is on an overnight line of credit with the interest rate adjusted daily (5.56% on September 30, 1996). The balance, $50.2 million, are fixed term advances ranging from 3 to 48 months. Interest is payable monthly; principal at maturity. Prepayments of principal are generally not allowed.

        Scheduled maturities of fixed-term advances are:

                               Fixed Rate         Variable Rate
           ($000 omitted)      ----------         -------------

                                $         %         $         %
                               ---       ---       ---       ---

                1996        $ 3,350     5.65%   $ 4,710     5.79%
                1997         18,400     5.28     16,900     5.56

                1997          3,500     5.96      2,100     5.55
                1998          1,250     5.77         --       --
                           --------  --------  --------  --------

                Total       $26,500     5.44%   $23,710     5.61%
                           ========  ========  ========  ========

    4. Effective January 1, 1996, the Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires accounting recognition of the rights to service mortgage loans for others. The total cost of the mortgage loan will be allocated between the relative fair values of the loan and the mortgage servicing rights ("MSRs"). The cost allocated to the MSRs will be recognized as a separate asset and amortized over the period of estimated servicing income. Activity during the third quarter of 1996:

             Balance 7/1/96                     $132,780
             Additions                            33,632
             Less: amortization                   <8,283>
                                                --------
             Balance 3/31/96                    $158,129
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

        Plan activity includes:

             Outstanding at June 30, 1996       60,425
             Exercised July - September, 1996     <500>
                                                ------
             Balance at September 30, 1996      59,925

        As of September 30, 1996, 25,500 shares are vested and currently exercisable.

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


   Legislative Update
   ------------------

        On September 30, 1996 President Clinton signed the Omnibus spending bill (HR3610), which included the Thrift Fund Rescue and Relief package. Key elements of this part of the bill include:

        - One-Time Special Assessment to capitalize the Savings Association Insurance Fund (SAIF) of 65.7 basis points, based on March 31, 1995 deposits, to be charged in the third quarter of 1996;
        - From 1997 through 1999 SAIF members will pay annual premiums of 6.44 basis points, down from the current 23 basis points, while Bank Insurance Fund (BIF) members pay 1.29 basis points;
        -    SAIF and BIF will be merged on January 1, 1999.
        - As of January 1, 2000, all institutions will pay deposit premiums of 2.43 basis points;
        - The bill also provides a number of important changes to reduce the regulatory burden on financial institutions.

        Management sees this as a positive for the Savings Bank and the thrift industry because it resolves an enormous level of uncertainty and alleviates a significant competitive disadvantage.

        The estimated One-Time Special Assessment is $1.05 million. The assessment will be paid in November, 1996, and has been accrued as of September 30, 1996. The after-tax affect is $674,000, or $0.60 per share. The annual premium for deposit insurance for the years 1997 through 1999 will decrease about $260,000 per year based on the current deposit base. Beginning in the year 2000, the annual premium will be reduced an additional $60,000. Thus, the payback on the One-Time Special Assessment is less than four years.

        The chart below shows the effect of the one time special assessment on the third quarter and year to date performance.

                                                            QUARTER ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,

      ($ in 000s, except per share amounts)              1996         1995         1996         1995
                                                          ----         ----         ----         ----
       Before One-Time Special Assessment
               Net Income                                 $523         $292        $1,428        $933
               Earnings Per Share                         $.47         $.25        $1.27         $.79

       After One-Time Special Assessment
               Net Income                                ($151)        $292         $754         $933
               Earnings (Loss) Per Share                 ($.13)        $.25         $.67         $.79

       Affect of One-Time Special Assessment on
               Net Income                                ($674)                    ($674)
               Earnings Per Share                        ($.60)                    ($.60)


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

        Net loss for the quarter ended September 30, 1996 equaled $151,000, compared to net income of $292,000 for the quarter September 30, 1995. The primary cause for the difference was the special one-time FDIC assessment of $1.049 million, as discussed above. The table below shows the effect of the assessment, as well as other material changes between the quarters. A discussion follows.

                                                                          For the Quarter
                                                                        Ended September 30,        Effect on
                                                                      1996               1995      Net Income
                                                                      ----               ----      ----------

       Interest income on mortgage loans                               $2,570         $2,729         $ (159)
       Interest income on other loans                                     706            425            281
       Interest expense on borrowed funds                                (728)          (843)           115
       Other changes in net interest income                                                             (33)
                                                                     --------       --------       --------

                                                                                                        204

       Provision for loan losses                                         (100)           (30)           (70)
       Special one-time FDIC assessment                                (1,049)             0         (1,049)
       Other changes in non-interest income and expense                                                 185
       Income taxes                                                       113           (174)           287
                                                                     --------       --------       --------
       Net Income                                                        (151)           292           (443)
                                                                     ========       ========       ========

              The decrease in interest income on mortgage loans of $159,000 was due to a decrease in outstanding balances in mortgage loans of $7.0 million from December 30, 1995 to September 30, 1996. The decrease was due to the sale of long term, fixed rate mortgage loans to the secondary market. In order to manage interest rate risk, it is the Savings Bank's policy to sell fixed rate mortgage loans with a term of 15 years or greater.

        Interest income on other loans increased $281,000, or 66%, for the quarter ended September 30, 1996, compared to a year earlier. The Savings Bank has made a concerted effort to increase balances in commercial and consumer loans. The emphasis on consumer loans has been home equity loans and home equity lines of credit. The results of these efforts have been an increase in outstanding balances from $18.2 million at September 30, 1995, to $32 million at the end of the third quarter in 1996. The increase in interest income is a direct result of the increase in volume.

        The decrease in interest expense on borrowed funds of $115,000 is the result of repayment of advances to the Federal Home Loan Bank. Outstanding borrowings equal $50.7 million at September 30, 1996, compared to $56.9 million a year earlier.

        Provision for loan losses equaled $100,000 for the quarter ended September 30, 1996, compared to $30,000 for the same quarter in 1995. As mentioned above, the bank has increased outstanding balances in commercial and consumer loans. These types of loans do present a somewhat higher degree of risk than residential mortgage loans. Therefore, the Savings Bank has increased the provision for loan losses to $1.1 million at September 30, 1996 from $770,000 a year earlier. There have been no serious problems with the quality of the loan portfolio. Non-performing loans equal just 0.34% of total loans at September 30, 1996, up slightly from 0.20% at September 30, 1995. The loan loss reserves equal 186.45% of non-performing assets at September 30, 1996.

        The special one-time FDIC assessment has been discussed above. The change for provision for income taxes relates directly to net income before taxes.

        Net income for nine months ended September 30, 1996 was $754,000, compared to $933,000 for the same period in 1995. The per share numbers are $0.67 and $0.79, respectively. The table below summarizes the activity for the two periods.

                                                                              For the Nine Months
                                                                              Ended September 30,         Effect on
                                                                              1996             1995      Net Income
                                                                              ----             ----      ----------


             Net interest income                                              5,544          4,860            684
             Provision for loan losses                                         (315)          (153)          (162)
             Non-interest income and gains on sales                             896            795            101
             Special one-time FDIC assessment                                (1,049)             0         (1,049)
             Other non-interest expense                                      (3,940)        (4,002)            62
             Income taxes                                                      (382)          (567)           185
                                                                           --------       --------       --------

                                                                                754            933           (179)
                                                                           ========       ========       ========

              Again, the special one-time FDIC assessment is the primary reason for the decrease. The other factors are the same as the discussion for the third quarter above. The Savings Bank's emphasis on commercial and consumer lending contributed to the increase in net interest income. The spread, or difference between the yield of interest earning assets and costs of interest paying liabilities, has improved from 2.04% on September 30, 1995 to 2.61% on September 30,
   1996. Non-interest expense excluding the FDIC assessment is actually slightly less for the nine months ended September 30, 1996 than for the same period in 1995. And, the effect of the FDIC assessment is $674,000 after taxes, or $0.60 per share.


   Financial Condition
   -------------------

        Total assets have declined $10.3 million, or 3.97%, from $260.8 million at December 31, 1995 to $250.5 million at September 30, 1996. The factors causing the decrease are summarized in the table below, with discussion to follow.


                                                            At Sept. 30, 1996   At Dec. 31, 1995       $ Change

       Cash and cash equivalents                                 $   1,077          $   3,789        $   (2,712)
       Investment and mortgage-backed securities                    69,920             79,601            (9,681)
       Loans receivable and held for sale                          170,732            168,462             2,270
                                                                                                     ----------

                                                                                                        (10,123)
                                                                                                       --------

       Deposits                                                    161,802            156,782
       Borrowed funds                                               50,710             64,335             5,020
       Treasury stock                                               (8,434)            (6,833)          (13,625)
                                                                                                         (1,601)
                                                                                                     ----------
                                                                                                        (10,206)
                                                                                                       --------

        The Savings Bank made the decision to rely more on retail deposits to fund operations, and less on borrowed funds. A number of steps have been taken to accomplish this. First, a money market index account was introduced in late 1995. To date, that account has attracted an excess of $15 million. There has been a campaign to increase the number of retail checking accounts, which was successful. These efforts have resulted in the $5 million increase in deposits. Borrowings at the Federal Home Loan Bank of Chicago have been re-paid when possible, funded primarily by maturities and sales of investments and mortgage-backed securities.

        All these actions helped to improve the interest rate spread, mentioned above. Lower cost deposits replaced higher cost borrowings. Mutual funds with a relatively low yield were sold to pay off borrowings. Though there was relatively small over all increase in the loan portfolio, the composition of that portfolio changed dramatically. Higher yielding commercial and consumer loans increased to 18% of the loan portfolio at September 30, 1996 from less than 12% at the end of 1995.

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

        The following table summarizes the Savings Bank's capital ratios and the ratios required by regulations of the Office of Thrift
   Supervision at September 30, 1996:

                                                          Tangible         Core        Risk-Based
                                                          Capital         Capital       Capital
                                                          -------         -------      ----------

                  Bank Regulatory Percentage                  10.66%         10.66%        23.39%
                  Required Regulatory Percentage               1.50%          3.00%         8.00%
                  Excess Regulatory Percentage               -------       --------      --------
                                                               9.16%          7.66%        15.39%

                                                                     ($ in Thousands)
                  Bank Regulatory Capital                    $27,123        $27,123       $28,188
                  Required Regulatory Capital                  3,816          7,631         9,640
                  Excess Regulatory Capital                 --------       --------      --------
                                                             $23,207        $19,492       $18,548

   Future Accounting Changes
   -------------------------

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in June 1996. FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. Under the financial-components approach, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred after a transfer of financial assets. In addition, the entity derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement is required to be adopted by the Corporation for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of FAS No. 125 is not anticipated to have a significant impact on the Corporation's financial condition or results of operations once implemented.

                    OSB Financial Corp. and Subsidiaries
                     -----------------------------------

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

   None

                                 SIGNATURES
                                 ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OSB Financial Corp.


   Date:     November 1, 1996         By:  /s/ James J. Rothenback
             ------------------            ---------------------------
                                           James J. Rothenbach
                                           President and Chief Executive
                                           Officer
                                           (Duly Authorized Officer)


   Date:     November 1, 1996         By:  /s/ David A. Hayford
             ------------------            ----------------------------
                                           David A. Hayford
                                           Vice President - Finance
                                           (Principal Accounting Officer)