Form 10-Q/A
period 1996-09-30
OSB FINANCIAL CORP
filed 1996-11-12
CIK 885637

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                   ___________________________

                            FORM 10-Q/A
                   ___________________________

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996

                                or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File Number 0-20335

                    OSB Financial Corp.
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Wisconsin                                39-1726499
-------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 identification No.)

420 S. Koeller Street, Oshkosh, Wisconsin            54901
---------------------------------------------       --------
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


                              OSB Financial Corp.


Date:   November 11, 1996   By:  /s/ James J. Rothenbach
                                -------------------------------------
                                James J. Rothenbach
                                President and Chief Executive Officer
                                (Duly Authorized Officer)

Date:   November 11, 1996   By:  /s/ David A. Hayford
                                -------------------------------------
                                David A. Hayford
                                Vice President - Finance
                                (Principal Accounting Officer)

                           EXHIBIT INDEX
                           -------------

Exhibit 27               Financial Data Schedule
</TEXT