Form 10-K
period 1996-12-31
OSB FINANCIAL CORP
filed 1997-03-07
CIK 885637

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

_X_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1996

                                  OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number:  0-20335

                         OSB FINANCIAL CORP.
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Wisconsin                          39-1726499
                ---------                          ----------
    (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          Identification No.)

         420 South Koeller Street
            Oshkosh, Wisconsin                       54902
         ------------------------                -------------
           (Address of principal                   (Zip Code)
            executive offices)

Registrant's telephone number, including area code: (414) 236-3680
                                                     -------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, Par Value $.01 Per Share
         ----------------------------------------------------
                           (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.  [    ]

     The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as of March 5, 1997, was $29,450,624 (920,332 shares at $32 per share). For purposes of this calculation, non-affiliates are assumed to be persons other than directors and executive officers of the registrant and the registrant's employee stock ownership plan.

     As of March 5, 1997, there were issued and outstanding
1,112,984 shares of the registrant's common stock.

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

                              None.

ITEM 1.  BUSINESS
-----------------

GENERAL

     OSB Financial Corp., a Wisconsin corporation ("OSB Financial" or the "Corporation"), became the unitary savings and loan holding company for Oshkosh Savings Bank, FSB ("Oshkosh Savings" or the "Savings Bank") upon the Savings Bank's conversion from a state-chartered-mutual savings and loan association to a federal mutual savings bank and then to a federal stock savings bank ("Conversion"). The Conversion was completed on June 30, 1992. At December 31, 1996, the Corporation had total consolidated assets of $255.1 million and consolidated shareholders' equity of $31.8 million. OSB Financial is not engaged in any other business activity other than holding the stock of the Savings Bank.

     The Savings Bank was chartered originally in 1886. The deposits of the Savings Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Savings Bank conducts its business through seven full service offices located throughout Wisconsin's "Fox River Valley."

     The Savings Bank emphasizes the origination of permanent and construction loans secured by one- to four-family residential real estate. The Savings Bank also originates multi-family residential real estate, commercial real estate, consumer and other loans. A Business Banking Department, which offers loans and deposit products to small businesses and professional firms, began operating in 1995.

     At December 31, 1996, the Savings Bank's loan portfolio totaled $171.8 million, or 67% of total assets, including
$128.3 million (or 75% of total loans) secured by first mortgages on one- to four-family properties. Of this amount, $1.1 million are fixed-rate loans held for sale. Loans receivable and loans originated, which are referred to herein, include loans held for sale, unless otherwise indicated. Currently, all of the Savings Bank's fixed-rate mortgage loan originations with terms of 15 years or longer are being held for sale. Furthermore, at December 31, 1996, 68% of the Savings Bank's gross loan portfolio consisted of floating-rate-residential-mortgage loans or adjustable-rate-residential- mortgage loans (collectively referred to as "ARMs").

     The executive offices of the Corporation and Savings Bank are located at 420 South Koeller Street, Oshkosh, Wisconsin and the telephone number is (414) 236-3680.

PENDING MERGER

     OSB Financial entered into an Agreement and Plan of Merger, dated as of November 13, 1996 (the "Merger Agreement"), providing for the merger (the "Merger") of OSB Financial with and into FCB Financial Corp. ("FCB"), pursuant to a "merger of equals" transaction. FCB will be the surviving corporation in the Merger and will continue to operate under the name FCB Financial Corp. The Merger Agreement has been approved by the Boards of Directors of both of the constituent companies and, subject to shareholder approval of both FCB and OSB Financial shareholders as well as various regulatory approvals, the Merger is expected to be completed during the second quarter of 1997. The banking subsidiaries of the two merger partners are also expected to merge and will thereafter operate under the name Fox Cities Bank, FSB.

AVERAGE BALANCE SHEET

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Corporation from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread and (v) net interest margin.

                                                                          Year Ended December 31,
                                       1996                          1995                         1994
                           --------------------------     --------------------------     -----------------------
                                     Interest                      Interest                      Interest
                            Average     and      Yield/  Average      and      Yield/   Average    and     Yield/
                            Balance  Dividends    Cost   Balance   Dividends    Cost    Balance Dividends   Cost
                           --------  ---------   ------  -------   ---------   ------   ------- ---------  ------
                                                           (Dollars in Thousands)
Interest-earning assets:
  Mortgage loans  . . . .   $140,149    $10,697  7.63%   $140,026      $10,610 7.58%    $107,231   $ 8,214 7.66%
  Loans held for sale . .      1,490        118  7.92         881           68 7.72        3,174       246  7.75
  Consumer and
    Commercial loans  . .     27,808      2,605  9.37      16,818        1,531 9.11       10,933       907  8.30
                             -------    ------- -----     -------      ------------      -------   ------- -----
    Total loans(1)  . . .    169,447     13,420  7.92     157,725       12,209 7.74      121,338     9,367  7.72
  Mortgage-backed
    securities  . . . . .     47,257      3,226  6.83      47,295        3,233 6.84       38,779     2,278  5.87
  Investment securities .     24,053      1,365  5.67      32,860        1,850 5.63       36,117     1,934  5.35
  Daily interest-
    bearing deposits  . .      3,046        183  6.01         742           42  5.72       2,299        96  4.18
  Other earning assets         3,211        207  6.45       2,752          181  6.59       1,569       100  6.44
                             -------    ------- -----     -------      ------- -----     -------   ------- -----
    Total interest-
      earning assets  . .    247,014     18,401  7.45     241,374       17,515  7.26     200,102    13,775  6.88

Noninterest-earning assets:
  Office properties and
    equipment, net  . . .      3,639         --     --      3,769           --    --       3,701        --    --
  Real estate, net  . . .        504         --     --        725           --    --         586        --    --
  Other noninterest-
    earning assets  . . .      2,863         --     --      3,516           --    --       3,966        --    --
                             -------    ------- -----     -------       ------ -----     -------    ------ -----
    Total assets  . . . .   $254,020    $18,401  7.24%   $249,384      $17,515  7.02%   $208,355   $13,775  6.61%
                             =======     ======  ====     =======       ====== =====     =======    ====== =====
Interest-bearing liabilities:
  Passbook accounts . . .   $ 19,844    $   480  2.42%   $ 25,690      $   703  2.74%   $ 27,964   $   780  2.79%
  Negotiable order of
    withdrawal ("NOW")
    accounts  . . . . . .     12,769        226  1.77      11,581          182  1.57       9,934       224  2.25
  Money manager accounts       3,837        125  3.26       5,596          176  3.15       6,603       159  2.41

                                                                          Year Ended December 31,
                                       1996                          1995                         1994
                           --------------------------     --------------------------     -----------------------
                                     Interest                      Interest                      Interest
                            Average     and      Yield/  Average      and      Yield/   Average    and     Yield/
                            Balance  Dividends    Cost   Balance   Dividends    Cost    Balance Dividends   Cost
                           --------  ---------   ------  -------   ---------   ------   ------- ---------  ------
                                                           (Dollars in Thousands)
  Money market index
    accounts  . . . . . .     15,039        714   4.75      1,680           91   5.42        --        --     --
  Certificates of
    deposit . . . . . . .    106,979      6,204   5.80    113,227        6,556   5.79     98,128     4,713   4.80
                             -------    -------  -----    -------      -------  -----    -------   -------  -----
    Total deposits  . . .    158,468      7,749   4.89    157,774        7,708   4.89    142,629     5,876   4.12
  Borrowed funds  . . . .     55,128      3,116   5.65     52,991        3,237   6.11     27,311     1,337   4.90
                             -------    -------  -----    -------      -------  -----    -------   -------  -----
    Total interest-
      bearing
      liabilities . . . .    213,596     10,865   5.09    210,765       10,945   5.20    169,940     7,213   4.24
Noninterest-bearing
  liabilities:
  Noninterest-bearing
    deposits  . . . . . .      1,281         --     --        646           --     --         99       --      --
  Other liabilities . . .      7,386         --     --     10,382           --     --      4,698       --      --
                             -------    -------  -----   -------      --------  -----    -------   -------  -----
    Total liabilities . .    222,263     10,865   4.89    221,793       10,945   4.93    174,737     7,213   4.13
Shareholders' Equity  . .     31,757         --    --      27,591           --     --     33,618        --     --
                             -------    -------  -----    -------      -------  -----    -------   -------  -----
    Total liabilities
      and shareholders'
      equity  . . . . . .   $254,020   $ 10,865  4.28%   $249,384      $10,945   4.39%  $208,355   $ 7,213   3.46%
                            ========   ========  =====   ========      =======  =====   ========   =======  =====
Net interest income . . .                $7,536                         $6,570                     $ 6,562
                                        =======                        =======                     =======
Interest rate spread  . .                        2.36%                           2.06%                       2.64%
Net interest margin . . .                        3.05%                           2.72%                       3.28%
Ratio of average
  interest-earning
  assets to average
  interest-bearing
  liabilities . . . . . .    115.65%                      114.52%                       117.75%
                             =======                      =======                       =======
-------------------------

(1)      Nonaccrual loans are included in average balances, but no interest is recognized.
         See "-- Nonperforming Assets and Delinquencies."

RATE/VOLUME ANALYSIS

     The table below sets forth certain information regarding changes in interest income and interest expense of the Corporation for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to rates and volumes on net interest income of the Corporation. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and
(iii) changes in rate/volume (change in rate multiplied by change in volume).

                                          Years Ended December 31,              Years Ended December 31,
                                           1996 Compared to 1995                  1995 Compared to 1994
                                         Increase (Decrease) Due to            Increase (Decrease) Due to
                                   -------------------------------       ------------------------------------
                                                        Rate/                                 Rate/
                                      Rate    Volume   Volume     Net      Rate     Volume    Volume      Net
                                      ----    ------   ------     ---      ----     ------    ------      ---
                                                               (Dollars in Thousands)
Interest-earning assets:
  Mortgage loans  . . . . . . . . .    $  70   $    9    $    8    $   87    ($86)    $2,512     ($30)   $ 2,396
   Loans held for sale  . . . . . .        2       47         1        50      (1)     (178)         1     (178)

   Consumer and Commercial                44    1,001        29     1,074       89       488        47       624
     loans  . . . . . . . . . . . .   ------   ------    ------    ------   ------    ------    ------    ------
   Total loans  . . . . . . . . . .      116    1,057        38     1,211        2     2,822        18     2,842
   Mortgage-backed securities . . .      (5)      (3)         1       (7)      376       500        79       955
   Investment securities  . . . . .       13    (496)       (2)     (485)      101     (174)      (11)      (84)
   Daily interest-bearing
     deposits . . . . . . . . . . .        2      132         7       141       35      (65)      (24)      (54)
                                         (4)       30        --        26        3        76         1        80
   Other earning assets . . . . . .   ------   ------    ------    ------   ------    ------    ------    ------

     Total net change in income          122      720        44       886      517     3,159        63     3,739
       interest-earning assets  . .   ------   ------    ------    ------   ------    ------    ------    ------


   Interest-bearing liabilities:
     Transaction accounts . . . . .     (84)    (159)        13     (230)     (62)      (43)         3     (102)
     Certificates of deposit  . . .    (291)      588      (26)       271    1,108       671       155     1,934
                                       (244)      131       (8)     (121)      330     1,258       312     1,900
     Borrowed funds . . . . . . . .   ------   ------    ------    ------   ------    ------    ------    ------

     Total net change in expense
       on interest-bearing             (619)      560      (21)      (80)    1,376     1,886       470     3,732
       liabilities  . . . . . . . .   ------   ------    ------    ------   ------    ------    ------    ------


Net change in net interest            $  741   $  160    $   65    $  966   ($859)    $1,273    ($407)    $    7
  income  . . . . . . . . . . . . .   ======   ======    ======    ======   ======    ======    ======    ======

ASSET AND LIABILITY MANAGEMENT

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

     Certain shortcomings are inherent in the method of analysis presented in the following two tables. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.
Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

     The Savings Bank's analysis of its interest-rate sensitivity incorporates certain assumptions concerning the amortization of loans and other interest-earning assets and the withdrawal of deposits. The interest-rate sensitivity of the Savings Bank's assets and liabilities illustrated in the table could vary substantially if different assumptions were used or if actual experience differs from the assumptions used. The Savings Bank relies upon interest rate sensitivity analysis performed on a quarterly basis by the OTS, the primary regulator of the thrift industry. The OTS performs analysis upon data provided by the Savings Bank (and all other institutions) in quarterly reports. The OTS relies upon national averages to calculate anticipated repayment rates on loans and the decay rates of core deposits. The Savings Bank believes that the OTS assumptions are a
realistic representation of its own portfolio.   At December 31,
1996, the Savings Bank had $1.1 million of loans held for sale. The Savings Bank anticipates selling these loans during 1997; accordingly, the Savings Bank has assumed that all loans held for sale reprice within six months after December 31, 1996.

     The following table sets forth certain information relating to the Savings Bank's earning assets and interest-bearing liabilities which are estimated to mature or are scheduled to reprice within one year.

                                                                    At December 31,
                                                     -----------------------------------------
                                                          1996           1995           1994
                                                          ----           ----           ----
                                                                (Dollars in Thousands)
Interest-earning assets maturing or repricing
  within one year   . . . . . . . . . . . . . . .       $125,939       $142,960       $138,033
Interest-bearing liabilities maturing or
  repricing within one year   . . . . . . . . . .       $146,122       $162,590       $122,599
Ratio of interest-earning assets over interest-
  bearing liabilities as a percent of total
  assets  . . . . . . . . . . . . . . . . . . . .       (7.91%)         (7.53%)        11.66%
Percent of assets to liabilities maturing or
  repricing within one year   . . . . . . . . . .        86.19%         87.93%         112.59%

     The following table presents the Corporation's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1996.

                                      Within Six  6 Months to                              Over 5
                                        Months      One Year    1-3 Years    3-5 Years     Years        Total
                                        -------     --------    ---------    --------      ------       -----
                                                                (Dollars in Thousands)
Interest-earning assets
  Fixed-rate mortgage loans . . . .        $1,899       $3,395     $10,238       $5,840      $1,427      $22,799
  Loans held for sale . . . . . . .         1,137           --          --           --          --        1,137
  Adjustable rate mortgage loans  .        27,684       37,623      28,187       12,779       9,175      115,448
  Consumer and commercial loans . .        11,719        2,112       3,169        5,634      14,640       37,274
Securities available for sale . . .        36,923        3,447      13,421        3,229      13,291       70,311
                                          -------      -------     -------      -------     -------      -------
Total rate sensitive assets . . . .        79,362       46,577      55,015       27,482      38,533      246,969
                                          -------      -------     -------      -------     -------      -------
Interest-bearing liabilities
Deposits:
  Regular savings & NOW accounts  .         5,856        5,168      11,563        6,921       7,967       37,475

  Money market index accounts . . .        15,288           --          --           --          --       15,288
  Certificates of deposit . . . . .        41,741       30,259      32,450        4,909          --      109,359
  Borrowed funds  . . . . . . . . .        40,750        7,060       7,350           --          --       55,160
                                          -------      -------     -------      -------     -------      -------
Total rate sensitive liabilities  .       103,635       42,487      51,363       11,830       7,967      217,282
                                          -------      -------     -------      -------     -------      -------
Excess (deficiency) of  interest
  sensitive assets over interest
  sensitive liabilities . . . . . .     ($24,273)       $4,090      $3,652      $15,652     $30,566      $29,687
                                        =========       ======      ======      =======     =======      =======
Ratio of interest-earning assets
  to interest bearing liabilities .        76.58%      109.63%     107.11%      232.31%     483.59%
Interest sensitivity gap to total
assets  . . . . . . . . . . . . . .       (9.51%)        1.60%       1.43%        6.14%      11.98%
Cumulative excess (deficiency) of
   interest sensitive assets  . . .      (24,273)     (20,183)    (16,531)        (879)      29,687
Cumulative ratio of interest
  earning assets to interest
  bearing liabilities . . . . . . .        76.58%       86.19%      91.63%       99.58%     113.66%
 Ratio of cumulative gap to total
   assets . . . . . . . . . . . . .       (9.51%)      (7.91%)     (6.48%)      (0.34%)      11.64%

         The elements of the Corporation's strategy to manage the interest rate sensitivity of the Corporation's assets and liabilities, include:

     ORIGINATE ADJUSTABLE RATE MORTGAGE LOANS FOR THE SAVINGS BANK PORTFOLIO. Historically, the Savings Bank has focused on the origination of mortgage loans for its own portfolio. The Savings Bank currently offers ARMs tied to various indices. At December 31, 1996, the Savings Bank had $115.4 million of adjustable rate residential real estate loans, or 65% of the Savings Bank's total loan portfolio. The Savings Bank originated approximately $18.4 million of ARMs during 1996. The origination of ARMs makes the Savings Bank's loan portfolio more interest rate sensitive and will generally result in less income and originations in a declining interest rate environment. See "Lending Activities".

     INCREASED EMPHASIS ON CONSUMER LENDING. The Savings Bank began originating consumer loans in 1981 in response to state regulatory authority for such lending. Since that time, the Savings Bank's consumer loan portfolio has grown to $18.6 million, or 10.5% of the Savings Bank's loan portfolio before deductions. The Savings Bank's consumer lending activities include the origination of primarily home equity loans and home equity lines of credit with first or second lien positions on real estate, automobile loans, mobile home loans, student loans and loans secured by savings accounts. The majority of the Savings Bank's consumer loan portfolio at December 31, 1996, was comprised of home equity/second mortgage loans in the amount of $14.2 million, or 76.3% of the Savings Bank's total consumer loan portfolio and 8.0% of its total gross loan portfolio. Consumer loans generally have higher interest rates than adjustable rate residential real estate loans, but involve higher risks of default. See "-- Lending Activities -- Consumer Loans."

     ORIGINATE INCOME PRODUCING PROPERTY LOANS TO COMPLEMENT THE SAVINGS BANK'S ADJUSTABLE RATE PORTFOLIO. Income-producing property loans are defined as loans secured by multi-family, nonowner-occupied residential real estate or loans secured by commercial real estate. At December 31, 1996, the Savings Bank had $6.4 million of multi-family loans and $15.1 million of commercial real estate loans, or 12.2% of its gross loan portfolio. The Savings Bank originated $7.3 million of multi-family and commercial real estate loans in 1996. Loans offered by the Savings Bank on income producing properties are tied to the one-year Constant Maturing Treasury ("CMT") index, the prime rate or other similar indices or are written on a balloon note with a term typically in the range of one to five years. Income property loans generally are originated with a loan to value ratio of 75% or lower and have higher interest rates than adjustable rate residential real estate loans but involve higher risks of default. Underwriting policies developed to reduce this risk include a conservative approach to recognition of rental income, limiting loans available to one borrower, and obtaining an assignment of rents in all applicable cases. See "Lending Activities -- Commercial Real Estate."

     BUSINESS BANKING. The Savings Bank established a Business Banking Department to provide a full line of loan and deposit products to small to medium-size businesses and service professionals. The Department commenced operating in early 1995. Commercial loans increased to $18.7 million, or 10.6% of all loans outstanding at December 31, 1996, $15.1 million of which were commercial real estate loans and $3.6 million of which were commercial business loans. The commercial real estate loans are discussed above. See also "Lending Activities--Commercial Real Estate." Commercial business loans provide higher yields than the traditional loan products offered by the Savings Bank, but involve higher risks of default if a business fails.
Conservative underwriting and regular monitoring of business performance are used to mitigate that risk. See "Lending Activities -- Commercial Business Loans."

LENDING ACTIVITIES

     GENERAL. Historically, the principal lending activity of the Savings Bank has consisted of the origination of first mortgage loans for the purchase of single-family residential properties. In addition, Oshkosh Savings originates multi-family residential, construction and commercial real estate, consumer and other loans. Substantially all conventional residential loans originated by the Savings Bank or purchased in the secondary market are underwritten to the standards of the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") and are secured by properties located in the Savings Bank's local market area. As of December 31, 1996, $128.3 million, or 74.7%, of the Savings Bank's loan portfolio consisted of first mortgage loans secured by one- to four-family residential properties.

LOAN PORTFOLIO ANALYSIS

     Set forth below is selected data relating to the composition of the Savings Bank's loan portfolio by type of loan on the dates indicated.

                                                                           At December 31,
                                      1996             1995             1994             1993             1992
                               ---------------- ---------------- ----------------  ---------------- ----------------
                                Amount  Percent  Amount  Percent   Amount  Percent  Amount  Percent  Amount  Percent
                                ------  -------  ------  -------   ------  -------  ------  -------  ------  -------
MORTGAGE LOANS AND LOANS HELD                                  (Dollars in Thousands)
FOR SALE:
One- to four-family(1)  . . .  $123,074  69.68%  $129,062  74.05% $115,372  76.57%  $86,841  66.28%  $84,661   54.21%
Loans held for sale . . . . .     1,137    .64      3,070   1.76       212   0.14    11,794   9.00    34,338   21.99
Multi-family  . . . . . . . .     6,433   3.64      6,797   3.90     5,500   3.65     6,959   5.31     5,311    3.40

FHA and VA  . . . . . . . . .        --   --           --    --         --    --         --    --          2    0.00
Commercial  . . . . . . . . .    15,056   8.52      9,147   5.25     6,742   4.47     5,469   4.17     4,709    3.02
Construction  . . . . . . . .     7,710   4.36      7,893   4.53     9,893   6.51     9,526   7.27    15,156    9.71
Land  . . . . . . . . . . . .     1,030    .58      1,703   0.98       195   0.13       878   0.67     1,696    1.09
                                -------  -----    -------  -----   -------  -----   -------  -----   -------   -----
Total mortgage loans and
  loans held for sale . . . .   154,440  87.42    157,672  90.47   137,914  91.53   121,467  92.70   145,873   93.42


OTHER LOANS:
Commercial business loans . .     3,622   2.05      2,713   1.56        21   0.01        30   0.02        38    0.02
Consumer loans - secured by
  real estate . . . . . . . .    14,176   8.02     10,585   6.07     6,960   4.63     4,538   3.46     5,237    3.35
Guaranteed student loans  . .     1,711    .97        831   0.48     3,889   2.58     3,403   2.60     3,125    2.00

Motor vehicle loans . . . . .     1,122    .64      1,388   0.80       961   0.64       702   0.54       865    0.55
Other secured loans . . . . .       902    .51        549   0.31       321   0.21       386   0.29       505    0.33
Unsecured loans . . . . . . .       685    .39        559   0.31       599   0.40       522   0.39       518    0.33
                                -------  -----    -------  -----   -------  -----   -------  -----   -------   -----
Total other loans . . . . . .    22,218  12.58     16,625   9.53    12,751   8.47     9,581   7.30    10,288    6.50
                                -------  -----    -------  -----   -------  -----   -------  -----   -------   -----
Total loans and loans held for
  sale  . . . . . . . . . . .   176,658 100.00%   174,297 100.00%  150,665 100.00%  131,048 100.00%  156,161  100.00%
                                ------- =======   ------- =======  ------- =======  ------- =======  -------  =======

LESS:
Due to borrowers on
  construction loans  . . . .     3,651             4,869            5,201            4,155            3,893
Unearned income . . . . . . .      (12)               156              196              127              263
Loan loss allowance . . . . .     1,227               810              633              645              571
                                -------           -------          -------          -------          -------

Total loans receivable and
loans held for sale, net  . .  $171,792          $168,462         $144,635         $126,121         $151,434
                                =======           =======          =======          =======          =======

_____________________

(1)      Includes construction loans converted to permanent loans.

     The following table sets forth the amounts of the Savings
Bank's total loan portfolio in fixed-rate and floating or adjustable rate loans at the dates indicated.

                                                                 At December 31,
                                    -----------------------------------------------------------------------
                                             1996                     1995                      1994
                                    ---------------------    ----------------------    ---------------------
                                      Amount      Percent      Amount      Percent       Amount      Percent
                                      ------      -------      ------      -------       ------      -------
                                                             (Dollars in Thousands)
 Fixed-rate  . . . . . . . . . .       $56,826        32%      $60,480        35%       $58,979         39%
 Floating or adjustable rate . .       119,832        68%      113,817        65%        91,686         61%
                                       -------       ----      -------       ----       -------        ----
          TOTAL  . . . . . . . .      $176,658       100%     $174,297       100%      $150,665        100%
                                      ========       ====     ========       ====      ========        ====

     ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. The primary lending activity of the Savings Bank has been the granting of mortgage loans to enable borrowers to purchase existing homes or to construct new single-family homes. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. The Savings Bank's real estate loan portfolio also includes loans on two- to four-family dwellings.

     The Savings Bank presently originates both fixed rate mortgage loans and ARMs secured by one- to four-family properties with loan terms of 10 to 30 years. The Wisconsin Variable Rate Mortgage ("WVRM") had been offered by the Savings Bank from 1979 until 1987. The WVRM is different from other adjustable rate mortgages because it is not tied to an index and has no interest rate caps other than applicable usury ceilings. The interest rates on these loans adjust annually at the Savings Bank's discretion. At December 31, 1996, the Savings Bank had $9.8 million in WVRMs. The Savings Bank began offering traditional ARMs, other than WVRMs, in 1987. Currently, these loans have interest rates that adjust at regular intervals of one year after an initial one to three-year period of a fixed interest rate based upon changes in the One Year Treasury Index. At
December 31, 1996, the Savings Bank's ARM portfolio, other than WVRMs, totaled $105.2 million. The majority of these loans provide that the amount of any increase or decrease in the interest rate is limited to two percentage points (upward or downward) per adjustment period and generally limit to five to eight percentage points the amount by which the rate can increase or decrease over the life of the loan. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the first year "teaser rates" and loan fees for ARMs. The relative amount of fixed-rate mortgage loans and ARMs that can be originated at any time is largely determined by the demand for each in a competitive environment. During the year ended December 31, 1996, the Savings Bank's total mortgage loan originations were $56.3 million, of which $18.4 million, or 33%, were subject to periodic interest rate adjustments and $37.9 million, or 67%, were long-term, fixed-rate loans. See "-- Loan Originations, Sales and Purchases."

     The Savings Bank underwrites one year ARMs based on the borrower's ability to repay the loan assuming an interest rate 2% above the initial note rate, which lessens the likelihood of future delinquencies and defaults. Three year ARMs are underwritten at the contract rate.

     The Savings Bank originates long-term, fixed-rate loans under guidelines established by the FHLMC and FNMA, which facilitates the sale of such loans to FHLMC or FNMA in the secondary market. The Savings Bank's long-term, fixed-rate loans are originated with terms of between 10 and 30 years, amortized on a monthly basis with principal and interest due each month.
In addition, the Savings Bank currently originates 15-year fixed-rate loans with biweekly payments, and has in the past offered such loans with maturities up to 30 years resulting in shorter final maturities of the loans. At December 31, 1996, the Savings Bank had $8.9 million of such loans in its portfolio. At December 31, 1996, the Savings Bank had $17.5 million of long-term, fixed-rate mortgage loans in its portfolio. A determination is made at the time of origination whether the loan is held for sale. Currently, the Savings Bank is originating fixed-rate loans with a maturity greater than 15 years only for sale in the secondary market. Long-term, fixed-rate loans intended for sale are hedged with forward commitments to sell the loans. Accordingly, the Savings Bank is able to minimize interest rate risk on such loans.

     The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on fixed-rate and adjustable rate residential mortgage loans to 80% of the lesser of the appraised value or purchase price of the underlying residential property unless private mortgage insurance to cover the excess over 80% is obtained in which case the mortgage is limited to 95% of the lesser of appraised value or purchase price. The loan-to-value ratio, maturity and other provisions of the loans made by the Savings Bank are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Savings Bank. The Savings Bank requires title insurance, fire insurance and extended insurance coverage in connection with all mortgage loans originated. All of the Savings Bank's real estate loans contain due on sale clauses, and the Savings Bank obtains appraisals on all of its real estate loans from outside appraisers.

     To supplement lending activities in periods of deposit growth, Oshkosh Savings has increased its investments in residential mortgage-backed securities during recent years. Although such securities are generally held for investment, they can serve as collateral for borrowings and, through repayments, as a source for liquidity. For information regarding the amortized cost and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 3 to Notes to Consolidated Financial Statements. To supplement originations, the Savings Bank has also purchased residential loans from time to time. See "-- Mortgage-Backed Securities" and "-- Loan Originations, Sales and Purchases."

     MULTI-FAMILY RESIDENTIAL LOANS. In addition to originating one- to four-family residential real estate loans, the Savings Bank also originates loans secured by multi-family dwelling units (more than four units). At December 31, 1996, the Savings Bank had 26 loans that totaled $6.4 million, or 3.6% of the Savings Bank's gross loan portfolio, secured by multi-family dwelling units located primarily in the Savings Bank's primary market area, 7 of which had an outstanding principal balance in excess of $250,000. At December 31, 1996, the Savings Bank's largest multi-family residential loan was a $1.8 million loan secured by a 104-unit apartment complex in the Savings Bank's primary market area. Multi-family real estate loans are generally originated at a maximum of 75% of the appraised value of the property or selling price, whichever is less, and are generally originated for 10 to 30 year terms with the principal amortized over 25-30 years. Loans secured by multi-family residential real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans, similar to the risks associated with commercial real estate lending. See
"-- Commercial Real Estate Loans" and "-- Non-Performing Assets and Delinquencies."

     CONSTRUCTION LOANS. The Savings Bank originates residential construction mortgage loans to residential owner-occupants (contract construction loans) and to local contractors building residential properties for resale (speculative construction loans). The Savings Bank has an approved list of builders that it does business with and specific maximum approved loan limits for each builder for speculative construction loans. These loan limits range from $200,000 to $1.0 million with a maximum loan-to-value ratio of 80% of the estimated appraised value of the property as constructed. The speculative construction loans generally are made with a twelve-month term at a fixed rate of interest. These are interest only loans during the construction phase. The contract construction loans generally have an interest-only term of six months and then are converted to permanent loans. Extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. In some cases, additional fees are charged for such extensions. Approximately $15.5 million, or 20.9%, of the loans originated by the Savings Bank for the year ended December 31, 1996, were construction loans.
At December 31, 1996, $7.7 million, or 4.4%, of gross loans were construction loans. Of this amount, $3.3 million, or 43%, were contract construction loans and $4.4 million, or 57%, were speculative construction loans. The Savings Bank periodically originates multi-family and nonresidential construction loans on a case-by-case basis. The Savings Bank currently does not intend to materially increase construction loan originations above historical levels at December 31, 1996.

     The Savings Bank intends to continue to grant construction loans; however, its focus remains on owner-occupied one- to four-family residential properties in its primary market area. Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Savings Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Savings Bank may be required to advance additional funds to complete the development. If the borrower is unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan, the loan may become nonperforming. Furthermore, if the estimate of value proves to be inaccurate, the Savings Bank may be confronted, at or prior to the maturity of the loan, with a property that has a value insufficient to assure full repayment.

     The Savings Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Savings Bank considers evidence of the availability of permanent financing or a take-out commitment to the borrower, the reputation of the borrower, the amount of the borrower's equity in the property, the independent appraisal and review of cost estimates, the preconstruction sale and leasing information, and the cash flow projections of the borrower.

     COMMERCIAL REAL ESTATE.   Commercial real estate loans
totaled $15.1 million, or 8.5% of the Savings Bank's gross loan
portfolio at December 31, 1996, which consisted of 60 loans.   Of
these 60 loans, 11 had outstanding principal balances in excess of $250,000. At December 31, 1996, the Savings Bank's largest commercial real estate loan was a $2.2 million loan secured by a shopping center. The Savings Bank originates permanent loans on commercial real estate up to 75% of the appraised value. Currently, it is the Savings Bank's philosophy to originate commercial real estate loans only to selected borrowers known to the Savings Bank and on properties in its immediate service area. The Savings Bank's permanent commercial real estate loans are secured by improved property such as churches, office buildings, manufacturing, production and retail operations located in the
Savings Bank's primary market area.    These loans generally have
repayment schedules based upon a 10 to 25-year amortization schedule and 1 to 5-year final maturity (balloon payment) and are currently originated with an interest rate that is adjustable or floats over the Wall Street Prime Index or comparable term Treasury Index.

     Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market for the type of property securing the loan and, therefore, may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrowers ability to repay the loan may be impaired. Although the thrift industry has generally experienced material losses in commercial real estate lending, Oshkosh Savings has sustained few losses relative to the size of the entire commercial real estate loan portfolio or the mortgage loan portfolio at the time.

     COMMERCIAL BUSINESS LOANS. Commercial business loans totaled $3.6 million or 2.1% of the Savings Bank's gross loan portfolio at December 31, 1996 which consisted of 72 loans. Of these 72 loans, four had outstanding principal balances in excess of $250,000. At December 31, 1996, the Savings Bank's largest commercial business loan was a $1,000,000 loan secured by inventory. The Savings Bank originates loans both unsecured and secured. Most loans are secured with business assets such as inventory, accounts receivable and fixed assets such as equipment. Business loans consist of working capital lines of credit, term loans and single payment loans. These loans range in terms from 90-days to 10-years and are originated with an interest rate that is adjustable or floats over the Wall Street prime index or a fixed rate using the comparable term treasury index.

     This type of loan carries the highest risk of all loans in the Savings Bank's portfolio. A business downturn can render assets such as inventory, accounts receivable, or equipment virtually worthless. The Savings Bank manages this risk through conservative underwriting, including a detailed business plan, regular contact with the customer, and an annual review of financial statements and tax returns. Loss reserves of $63,000 or 1.7% of outstanding balances, have been established for commercial business loans. See "--Loan and REO Loss Allowance Analysis.".

     CONSUMER LOANS. Oshkosh Savings has offered consumer loans since 1981 and views consumer lending as an important component of its business operations because consumer loans generally have shorter terms, higher yields or adjustable rates, thus reducing exposure to changes in interest rates. In addition, Oshkosh Savings believes that offering consumer loans helps to expand and create stronger ties to its customer base. At December 31, 1996, the Savings Bank's consumer loan portfolio was $18.6 million, or 10.5% of the gross loan portfolio. Of this amount, $14.2 million were loans secured by first or second liens on residential real estate that the Savings Bank originates using underwriting standards similar to those utilized with residential first mortgage loans.

     Oshkosh Savings offers a variety of consumer loans, including loans secured by mortgages on real estate lines of credit or for home improvement, debt consolidation and other purposes, loans on automobiles, boats and mobile homes, unsecured personal loans, student loans and savings account loans. The Savings Bank has emphasized origination of home equity lines of credit ("HELOC") loans in 1996. Outstanding balances on HELOC loans at December 31, 1996, are $2.8 million, with an additional $2.6 million approved but not used. The rate on HELOC loans is tied to the prime rate, which is beneficial for interest rate risk management (see "Asset and Liability Management"). These lines of credit are generally limited to 80% of the value of the residence, plus a maximum of $10,000.

     Consumer loans have been offered under a variety of terms and conditions. Secured consumer loans are generally limited to 80% of the retail value of the consumer collateral or real estate offered to secure the loan, except in the case of savings account loans where the maximum is limited to 90% of the account balance and in the case of guaranteed student loans where the amount is
established by the program.   Vehicle loans are written to fully
amortize over a term of not more than six years on new or previously untitled vehicles; the term is reduced on used vehicles depending upon the age of the vehicle offered as collateral. Consumer real estate mortgages are written to fully amortize over a term of not more than 15 years. Savings account loans are written with a term matching the collateral's maturity date.

     The Savings Bank employs strict underwriting standards for consumer loans. These procedures include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets such as automobiles that depreciate rapidly. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Savings Bank as the holder of the loan, and a borrower may be able to assert claims and defenses that it has against the seller of the underlying collateral. The Savings Bank adds a general provision to its consumer loan loss allowance, based on general economic conditions and prior loss experience. The Savings Bank historically has had a low level of delinquencies on its consumer loans. See "-- Nonperforming Assets and Delinquencies." The Savings Bank's allowance for consumer loan losses at December 31, 1996, was $295,000, or 1.59% of the total outstanding balance of such loans.

LOAN MATURITY AND REPRICING

     The following table sets forth certain information at December 31, 1996, regarding the dollar amount of scheduled amortizations in the Savings Bank's loan portfolio. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                            Within            One to            Beyond
                                           One Year         Five Years        Five Years           Total
                                           ---------        ----------        ----------           -----
                                                                   (In Thousands)
 Mortgage loans  . . . . . . . . . .         $56,892           $43,846           $29,799          $130,537
 Loans held for sale . . . . . . . .              23               160               954             1,137
 Construction loans  . . . . . . . .           7,710               --                --              7,710
 Consumer loans  . . . . . . . . . .           3,975             4,476            10,145            18,576
 Commercial loans  . . . . . . . . .           7,135             1,742             9,801            18,678
                                             -------           -------           -------           -------
     Total loans . . . . . . . . . .         $75,735           $50,224           $50,699          $176,658
                                             =======           =======           =======           =======

     The following table sets forth the dollar amount of all loans due within one year after December 31, 1996, which have fixed interest rates and floating or adjustable interest rates.

                                                                        Floating or
                                                                         Adjustable
                                                 Fixed Rates               Rates                  Total
                                                 -----------               -----                  -----
                                                                      (In Thousands)
   Mortgage Loans  . . . . . . . . . . .                $497                 $56,395              $56,892
   Loans held for sale . . . . . . . . .                  23                     --                    23
   Construction loans  . . . . . . . . .               7,710                     --                 7,710
   Consumer loans  . . . . . . . . . . .               1,333                   2,642                3,975
   Commercial loans  . . . . . . . . . .               4,786                   2,349                7,135
                                                     -------                 -------              -------
      Total loans  . . . . . . . . . . .             $14,349                 $61,386              $75,735
                                                     =======                 =======              =======

         LOAN SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources such as realtors, builders, commissioned loan originators, existing customers, referrals and correspondent banks. Advertising in local newspapers and on radio and television promotes loan products to the public in general. The present customer base and walk-in traffic are solicited through stuffers, brochures and lobby signs and, occasionally, through direct mail. Telephone inquiries are also used.

     Once a mortgage loan application is received, a credit and property analysis is completed, including obtaining a credit report from local reporting agencies, verification of income and deposits through mail or direct contact, assets and liability verification as required and an appraisal of the property offered as collateral. Real estate appraisals are completed by board-approved and certified independent fee appraisers. The application is then submitted for underwriting to an individual or individuals who have the appropriate approval authority. Similarly, consumer loans may be approved only by an individual or individuals who have the appropriate authority. A schedule of loan approval authority limits has been established, based on type of loan, collateral, total outstanding credit exposure of the borrower, and position and experience level of the employee. Maximum limits for approval, other than the President are $100,000 for a real estate mortgage, $50,000 for a secured consumer loan, and $25,000 for unsecured consumer loan. The President can approve loans up to $250,000. The Bank Loan Committee, comprised of the President and three Vice Presidents, can approve loans up to $600,000. Any loans above $600,000 require Board of Director approval. These lending authority limits are subject to all regulations and lending policies of the Savings Bank.

     LOAN ORIGINATIONS, SALES AND PURCHASES. Loans are originated to meet or exceed the applicable underwriting requirements of the FNMA, FHLMC, Government National Mortgage Association ("GNMA"), Veterans Administration ("VA"), Wisconsin Higher Education Corporation ("WHEC"), Wisconsin Housing and Economic Development Authority ("WHEDA"), Student Loan Marketing Association, and the Wisconsin Department of Veteran Affairs ("WDVA"). Correspondent relationships have been established in the past with institutions meeting the asset and liquidity guidelines of the FNMA and FHLMC. These institutions take mortgage loan applications at terms and rates established by the Savings Bank, submit applications to the Savings Bank for underwriting and approval, close the loans as specified by the Savings Bank, and deliver properly completed documentation within a specified period of time. The Savings Bank currently has no correspondent relationships.

     The Savings Bank maintains loan documentation on mortgage loans as required to sell the loans to FNMA, FHLMC or private institutions. Loan sales over the past five years have been whole loan sales, servicing retained and nonrecourse to FHLMC, FNMA and WDVA. Loans sold have been fixed-rate monthly-payment and biweekly-payment loans. Loans originated under the Wisconsin Housing and Economic Development Authority ("WHEDA") first-time home buyer program have been sold on a whole loan basis to WHEDA on a nonrecourse basis with servicing released.

     The Savings Bank sells loans as part of its asset/liability strategy. The sale of such loans allows the Savings Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes; however, the Savings Bank assumes an increased risk if such loans cannot be sold in a rising interest rate environment. The Savings Bank has effectively mitigated this interest rate risk by originating loans with a forward commitment to sell the loans. Accordingly, the Savings Bank does not hold a substantial number of loans for sale in its portfolio without a contract to sell the loans at a predetermined interest rate. Mortgage loans have been sold for cash, and servicing of the loans is retained by Oshkosh Savings, generally on a nonrecourse basis. The total of loans serviced for others as of December 31, 1996, was $101.8 million.

     As required by the Financial Accounting Standards Board, the Savings Bank has capitalized mortgage servicing rights during 1996 recognizing them as a separate asset. This asset is amortized in proportion to and over the period of, estimated net servicing revenues. During 1996 the Savings Bank capitalized $193,000 of mortgage servicing rights and amortized $32,000 for a mortgage servicing rights balance as of December 31, 1996 of $161,000. The mortgage servicing rights asset is reviewed for impairment on a regular basis by performing an assessment of the fair market value of those rights using discounted cash flows and current market interest rates. No impairment of mortgage servicing rights existed at December 31, 1996.

     In addition to selling loans, the Savings Bank has occasionally purchased in the secondary market real estate loans secured by one- to four-family residential properties located outside of its primary market area. The Savings Bank has not purchased any loans since 1987, and current balances outstanding are less than $2.0 million as of December 31, 1996. In 1987, the Savings Bank purchased a package of $5.0 million of ARMs secured by residential properties located in Connecticut. The book value of this package was $1.1 million at December 31, 1996. The Savings Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                             Year Ended December 31,
                                                                -------------------------------------------
                                                                   1996             1995             1994
                                                                -----------      -----------      -----------
                                                                                 (In Thousands)
 Loans receivable-net and loans held for sale at beginning
 of period . . . . . . . . . . . . . . . . . . . . . . . . .       $168,462         $144,635           $126,121
                                                                    -------          -------           --------
 Loans originated:
      One- to four-family residential  . . . . . . . . . . .         33,549           34,444             41,323
      Multi-family residential and commercial real estate  .          7,329            2,295              5,576
      Construction . . . . . . . . . . . . . . . . . . . . .         15,458           19,608             20,762
      Consumer . . . . . . . . . . . . . . . . . . . . . . .         15,202           18,685              7,995
      Commercial business loans  . . . . . . . . . . . . . .          2,560            3,892                 --
                                                                    -------          -------            -------
           Total loans originated  . . . . . . . . . . . . .         74,098           78,924             75,656
                                                                    -------          -------            -------
 Whole loans sold  . . . . . . . . . . . . . . . . . . . . .         19,330            5,864             19,686
                                                                    -------          -------            -------
 Loan principal repayments . . . . . . . . . . . . . . . . .         51,438           49,233             37,456
                                                                    -------          -------            -------
 Net loan activity . . . . . . . . . . . . . . . . . . . . .          3,330           23,827             18,514
                                                                    -------          -------            -------
 Loans receivable-net and loans held for sale at end of            $171,792         $168,462           $144,635
   period  . . . . . . . . . . . . . . . . . . . . . . . . .       ========         ========           ========

         MORTGAGE-RELATED SECURITIES. The Savings Bank invests in mortgage-backed securities and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits
("REMICs"). At December 31, 1996, the Savings Bank owned mortgage related securities with an amortized cost of $44.8 million and market value of $44.3 million. Weighted average yield is 6.55%.

     Mortgage backed securities represent a participation interest in a pool of single-family, multi-family or commercial mortgages, the principal and interest payments of which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Savings Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA that guarantee or insure the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Savings Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Savings Bank. At December

31, 1996, the Savings Bank had $128,000 in mortgage-backed securities, or 0.05% of assets.

     CMOs and REMICs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities or mortgage loans, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools or mortgage loans. Accordingly, under this security structure all principal paydowns from the various mortgage pools or mortgage loans are allocated to a mortgage related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities. The characterization of a mortgage-related security as a REMIC relates solely to the tax treatment of the mortgage-related security under the Internal Revenue Code of 1986, as amended. At December 31, 1996, the Savings Bank owned $44.2 million of CMO's and REMICs representing 17.3% of assets. None of the CMOs and REMICs owned by the Savings Bank are principal only, interest only, or residual classes. The Savings Bank currently holds $33.8 million of mortgage-backed securities as part of its leveraged investment program. This program involves borrowing funds from the Federal Home Loan Bank of Chicago (See "-- Borrowings") and reinvesting the proceeds in mortgage-backed securities at a positive spread. The purpose is to improve return on equity. Mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity. Management considers mortgage-backed securities investments to be advantageous since they offer yields above those available for investments of comparable credit quality and duration and qualify as thrift investments under the Qualified Thrift Lender ("QTL") Test.

     To assess price volatility, the Federal Financial Institutions Examination Counsel ("FFIEC") adopted a policy in 1992 that requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS pursuant to Thrift Bulletin 52, requires the Savings Bank to annually test its mortgage-related securities to determine whether they are "high-risk" securities. Mortgage derivative securities with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered "high-risk" mortgage securities in order to reduce interest rate risk. In addition, all "high-risk" mortgage securities acquired after February 9, 1992, which are classified as "high-risk" at the time of purchase must be carried in the institution's trading account or as assets held-for-sale. At December 31, 1996 the Savings Bank held CMOs and REMICs that did not meet the criteria established by the FFIEC policy as expressed in Thrift Bulletin 52 and were classified as "high-risk" with a amortized cost of $5.5 million and a market value of $5.5 million, representing 2.2% of total assets. None of the CMOs and REMICs held by the Savings Bank that are classified as "high-risk" were so classified at the time they were purchased by the Savings Bank but have become so classified because interest rates have risen since those fixed rate CMOs and REMICs were purchased at relatively low interest rates. While the Savings Bank's current investment policy permits its investment in CMOs and REMICs classified as "high-risk," it is currently anticipated that any future investments in "high-risk" securities will be minimal.

     LOAN COMMITMENTS. The Savings Bank issues commitments for fixed and adjustable rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 90 days from approval, depending on the type of transaction. The Savings Bank had outstanding net loan commitments of approximately $2.0 million at December 31, 1996. See Note 16 to Notes to Consolidated Financial Statements.

     LOAN ORIGINATION AND OTHER FEES. The Savings Bank, in some instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan and are charged to the borrower for funding the loan. The Savings Bank sometimes charges origination fees of 1% to 2% on one- to four-family residential real estate loans, long-term commercial real estate loans and residential construction loans. Current market conditions preclude charging fees on most mortgage loans. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees/costs associated with loans that are sold are recognized as income or expense at the time of sale. The Savings Bank had $11,000 of net deferred loan costs at December 31, 1996.

     The Savings Bank also receives loan servicing fees on the loans it sells and on which it retains the servicing responsibilities.

     NONPERFORMING ASSETS AND DELINQUENCIES. When a mortgage loan borrower fails to make a required payment by the end of the month in which the payment is due, the Savings Bank generally institutes collection procedures. The first notice is generally mailed to the borrower after 15 days of the payment due date and, if necessary, a second written notice follows at the end of the month in which that payment was due. Attempts to contact the borrower by telephone begin approximately five days after the 16th day notice is mailed to the borrower. Attempts to contact the borrower in person are made after the loan reaches the 45th day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 60th day of delinquency, attempts to interview the borrower, preferably face-to-face, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default. In the case of second mortgage loans, all superior lienholders are contacted to determine (i) the status and unpaid principal balance of each superior lien, (ii) whether any mortgage constituting a superior lien has been sold to the FHLMC or FNMA, and (iii) whether the borrower is also delinquent under a superior lien and what the affected lienholder intends to do to resolve the delinquency.

     If the borrower's agreement to a repayment plan is unobtainable or if a repayment plan is breached, the mortgaged premises is inspected to determine its physical condition and occupancy status before recommending further servicing action. Such inspection normally takes place after the 60th day of delinquency and every month thereafter until satisfactory repayment arrangements have been made. No later than 90 days into the delinquency procedure, the Savings Bank notifies the borrower that home ownership counseling is available for eligible homeowners. The notice informs the borrower of counseling provided by the Savings Bank as well as the availability of such counseling provided by nonprofit organizations.

     In most cases, delinquencies are cured promptly; however, if a delinquency is not cured by the 90th day thereof (or sooner if the borrower is chronically delinquent) and all reasonable means of inducing the borrower to pay on time have been exhausted, foreclosure, deed in lieu of foreclosure or, in the case of a second mortgage, liquidation according to the terms of the security instrument and applicable law is generally initiated.
At this time, interest income on loans is reduced by the full amount of accrued and uncollected interest, unless there are extenuating circumstances that would indicate that recovery of the amount due is likely.

     When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Savings Bank generally institutes collection procedures. The first notice is mailed to the borrower 15 days following the payment due date. If necessary, a second written notice is mailed after the 30th day of delinquency. A computer-generated collection record card is received by the Savings Bank on the 21st day following the payment due date. The customer is contacted by telephone to ascertain the nature of the delinquency and to offer counseling services, if required. At this time, the borrower is notified in writing as to the availability of counseling services provided by the Savings Bank as well as the availability of such counseling provided by nonprofit organizations.

     In most cases, delinquencies are cured promptly; however, if no progress is made by the 60th day of delinquency, a written notice is mailed informing the borrowers of their right to cure the delinquency within 15 days and of the Savings Bank's intent to begin legal action if the delinquency is not cured. Depending on the type of property held as collateral, the Savings Bank either files a judgment in small claims court or takes action to repossess the collateral.

     The status of business loans is monitored on a continual basis through interim and annual financial statements, personal visits with the principals of the companies involved, and through other sources such as credit reports. As potential difficulties arise, timely and appropriate action to assist the borrower and correct these problems, if possible, and to protect the bank from loss are taken.

     When the quality of a loan has declined it will be reviewed for delinquency of payments, adequacy of collateral, borrower's repayment ability and asset quality rating. A determination is made for steps to improve the loan, advisability of placing on non-accrual status, probability of liquidation and potential loan loss.

     Delinquency notices are sent approximately 10-days from the due date and telephone contacts begin within 5-days after the 16 day late notice is generated. Contact will continue by telephone and personal face to face interviews to determine (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the delinquency.

     If the borrower's agreement to a repayment plan is unobtainable or if a repayment plan is breached, additional collection action will be taken including inspection of the collateral and possibly a demand for payment along with steps necessary to begin foreclosure on the collateral and ultimate liquidation. Commercial real estate being foreclosed upon will have an environmental phase I study completed before foreclosure if conditions suggest it is necessary.

     Loans will be put in a non-accrual status where it is not reasonable to expect that interest will be realized or where a loan has remained unpaid for 90-days or more unless the loan is both well secured and in the process of collection. All previously accrued but uncollected interest is to be charged to current income provided it does not impact prior years' earnings in which case it will be charged to loan loss reserves.

     The Board of Directors is informed on a monthly basis as to the status of all loans that are delinquent 60 days or more, as well as the status of all loans currently in foreclosure and property owned by the Savings Bank through foreclosure.

     The table below sets forth the amounts and categories of nonperforming assets in the Savings Bank's loan portfolio at the dates indicated. Loans are placed on nonaccrual status when the loan becomes more than 90 days in arrears and collection of interest becomes doubtful. If the collection of principal becomes doubtful on a loan delinquent less than 90 days, the loan will be put on nonaccrual status. If interest on nonaccrual loans had been accrued, interest income of approximately $7,000 would have been recorded for the year ended December 31, 1996. Foreclosed assets include assets acquired in settlement of loans. For all years presented, the Savings Bank has had no "troubled debt restructuring" as defined in Statement of Financial Accounting Standards ("SFAS") No. 15. Other than the loans set forth in the table below, management is unaware of any additional loans that cause management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and may result in management placing the loan on a nonaccrual status.

     The Savings Bank had $60,000 of impaired loans at December 31, 1996, all of which were on a nonaccrual basis. The average recorded investment in impaired loans during 1996 was approximately $109,993, for which no interest income was recognized in 1996.
The Savings Bank had no impaired loans at December 31, 1995.

                                                                        At December 31,
                                                   ---------------------------------------------------------
                                                     1996         1995        1994        1993        1992
                                                   ---------   ---------   ---------   ---------    --------
                                                                     (Dollars in Thousands)
 Loans accounted for on a non-accrual basis:

      Real estate:
      Residential  . . . . . . . . . . . . . .        $  487      $  196       $  610      $  338      $  357
      Consumer . . . . . . . . . . . . . . . .            20          --           --          --          --
      Commercial . . . . . . . . . . . . . . .            60          --           --          --          --
                                                      ------      ------       ------      ------      ------
         Total nonaccrual loans  . . . . . . .           567         196          610         338         357
                                                      ------      ------       ------      ------      ------
 Accruing loans that are contractually past
   due 90 days or more:
      Real estate:
      Residential  . . . . . . . . . . . . . .            --          48          133         184          26
      Consumer . . . . . . . . . . . . . . . .            --          --           15          17           3
                                                      ------      ------       ------      ------      ------
         Total 90 days past due loans  . . . .            --          48          148         201          29
                                                      ------      ------       ------      ------      ------

 Total of nonaccrual and 90 days past due
   loans . . . . . . . . . . . . . . . . . . .           567         244          758         539         386
                                                      ------      ------       ------      ------      ------
 Real estate owned and in judgment . . . . . .             0          34          197         174         398
                                                      ------      ------       ------      ------      ------
 Investment in joint venture . . . . . . . . .            --          --           --          --         896
                                                      ------      ------       ------      ------      ------
 Total nonperforming assets  . . . . . . . . .        $  567      $  278       $  955      $  713      $1,675
                                                      ======      ======       ======      ======      ======
 Total loans delinquent 90 days or more to net
   loans . . . . . . . . . . . . . . . . . . .         0.33%       0.14%       0.52%        0.43%       0.25%

 Total loans delinquent 90 days or more to
   total assets  . . . . . . . . . . . . . . .         0.22%       0.09%       0.32%        0.28%       0.20%
 Total nonperforming assets to total assets  .         0.22%       0.11%       0.40%        0.38%       0.87%


         ASSET CLASSIFICATION. Federal regulations require that the Savings Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Savings Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Savings Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the value of any collateral pledged. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions and values, "highly questionable and improbable". Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances, which is a regulatory phrase, represent loss allowances that have been established to recognize the inherent risk associated with lending activities but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

      At December 31, 1996, the Savings Bank did not have any major classified assets in excess of $250,000. At December 31, 1996, there were no nonclassified assets that required classification because management knew about possible credit problems of borrowers that would cause management to have serious doubts as to the ability of such borrowers to comply with existing repayment terms.

     At December 31, 1996, 1995 and 1994, the aggregate amounts of the Savings Bank's classified assets, and of the Savings
Bank's general and specific loss allowances and charge-offs for the period then ended, were as follows:

                                                                              At December 31,
                                                             --------------------------------------------
                                                                  1996             1995             1994
                                                              -------------   ------------    --------------
                                                                              (In Thousands)
 Substandard assets  . . . . . . . . . . . . . . . . . . .         $624            $282              $996
 General loss allowances . . . . . . . . . . . . . . . . .        1,227             810               633
 Specific loss allowances:
      Real estate owned and in judgment  . . . . . . . . .           --              47                --
 Charge-offs during period . . . . . . . . . . . . . . . .          152              46                64

     REAL ESTATE OWNED. Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's appraised value. The property is then directly written down to the lower of cost or fair value. Further decreases in fair value are charged against earnings. At December 31, 1996, the Savings Bank had no real estate owned.

     ALLOWANCE FOR LOAN LOSSES. The Savings Bank's management evaluates the need to establish general loss allowances on loans and other assets each quarter based on estimated future losses. Such evaluation considers, among other matters, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. The Savings Bank charged the provision for losses on loans $515,000, $198,400 and $30,000, for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the Savings Bank had an allowance for estimated loan losses of $1.2 million, which represented 0.72% of total loans. Based on past experience and future expectations, management believes that loan loss allowance was adequate at December 31, 1996. But, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if necessary, adjusted accordingly. When a finding is made that a significant and permanent decline in value has occurred in a loan or other asset, the loss is charged against the provision for loan losses.

LOAN AND REO LOSS ALLOWANCE ANALYSIS

     In December 1993, the OTS adopted an Interagency Policy Statement on the Allowance for Loan and Lease Losses. The policy statement provides guidance on both the responsibilities of management for the assessment and establishment of an adequate allowance and guidance for the agencies' examiners to use to assess institutions' allowance policies and levels. The policy statement reaffirms the OTS's policy that examiners will generally accept management's assessment of the adequacy of allowances when management has (i) effective systems and controls to identify, monitor and address asset quality problems, (ii) analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner and (iii) established an acceptable allowance evaluation process that meets the objectives discussed in the policy statement. The policy statement also contains guidelines for the establishment of an appropriate level of allowances as a percentage of total loans. The guidance is not intended to be used as a "floor" or "ceiling." The appropriate level of allowances that an institution should have must be based on institution-specific factors. The Savings Bank's allowance for loan losses exceeds the amount set forth in the guidelines.

     The following table sets forth an analysis of the Savings Bank's gross allowance for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss allowance and the amount of loss realized has been charged or credited to current income. For additional information, see Notes 4 and 6 to Notes to Consolidated Financial Statements.

                                                                       Year Ended December 31,
                                                    ---------------------------------------------------------
                                                       1996        1995         1994           1993        1992
                                                     --------    -------       -------       -------     -------
                                                                              (Dollars in Thousands)
 Allowance at beginning of period  . . . . . . .        $  857     $  633         $  650        $  581      $  560
 Provision for loan losses . . . . . . . . . . .           515        245             30            90         287
 Recoveries:

      Residential real estate  . . . . . . . . .            --         21              1             2          13
      Real estate construction . . . . . . . . .             1         --             13            --           5
      Consumer . . . . . . . . . . . . . . . . .             6          4              3             3           2
                                                        ------     ------         ------        ------      ------
           Total recoveries  . . . . . . . . . .             7         25             17             5          20
                                                        ------     ------         ------        ------      ------
 Charge-offs:
      Residential real estate  . . . . . . . . .            47         33             63            10         169
      Real estate construction . . . . . . . . .            61         --             --            --         107
      Consumer . . . . . . . . . . . . . . . . .            44         13              1            16          10

      Other investments  . . . . . . . . . . . .            --         --             --            --          --
                                                        ------     ------         ------        ------      ------
           Total charge-offs . . . . . . . . . .           152         46             64            26         286
                                                        ------     ------         ------        ------      ------
           Net charge-offs (recoveries)  . . . .           145         21             47            21         266
                                                        ------     ------         ------        ------      ------
           Balance at end of period  . . . . . .        $1,227      $ 857          $ 633        $  650      $  581
                                                        ======     ======         ======        ======      ======
 Ratio of allowance to total loans outstanding
   at he end of the period . . . . . . . . . . .         0.72%      0.51%          0.44%         0.51%       0.38%
 Ratio of net charge-offs to average loans
   outstanding during the period . . . . . . . .         0.09%      0.01%          0.04%         0.02%       0.18%

LOAN AND REO LOSS ALLOWANCE BY CATEGORY

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.


                                                             At December 31,
                     --------------------------------------------------------------------------------------------
                                   1996                            1995                           1994
                     -------------------------------  ----------------------------   -----------------------------
                                              % of                           % of                         % of Loans
                                 As a % of  Loans in           As a % of   Loans in           As a % of       in
                                Outstanding Category          Outstanding  Category          Outstanding   Category
                                 Loans in   to Total           Loans in    to Total            Loans in    to Total
                       Amount    Category     Loans   Amount   Category     Loans    Amount    Category      Loans
                       ------    --------     -----   ------   --------     -----    ------    --------      -----

                                                          (Dollars in Thousands)
 Real estate -
   Mortgage:
    Residential  .      $  585      0.44%   74.54%    $  468       0.33%    80.69%      $435        0.44%    65.98%
    Commercial . .         193      1.28     8.52        134       2.45      6.81         43        0.64      4.47
 Construction  . .          80      1.03     4.36         39       0.49      4.53         43        0.13     21.08

 Consumer  . . . .         295      1.59    10.53        165       1.19      7.97         91        0.71      8.47
 Commercial
 business  . . . .          63      1.73      2.05        --         --        --         --          --        --
 Unallocated . . .          11        --       --          4         --        --          2          --        --
                            --                 --         47                              --                    --
 Real estate owned     -------        --    ------    ------         --        --     ------          --     -----
 Total allowance
   for loan and
   real estate
   owned losses  .      $1,227              100.00%   $  857                100.00%   $  633                100.00%
                        ======               ======   ======                =======   ======                 ======

INVESTMENT ACTIVITIES

     Savings and loan associations have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB Chicago, certificates of deposit of federally insured institutions, certain bankers acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. The Savings Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "REGULATION AND SUPERVISION." The balance of the Savings Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. At December 31, 1996, the Savings Bank's regulatory liquidity was 11.2%, which is well in excess of the required 5%.

     Investment decisions are made by the Investment Committee, which consists of the Savings Bank's President and Vice President-Finance and Treasurer. The Investment Committee acts within policies established by the Board of Directors. At December 31, 1996, the Corporation's investment securities portfolio totaled approximately $70.3 million. The principal components consisted of $20.5 million of United States Treasury and Agency Securities, municipal bonds of $4.6 million, mutual funds that invest in adjustable rate securities with a value of $888,000 and mortgage-backed securities with a value of $44.3 million. The mortgage-backed securities that the Savings Bank owned at December 31, 1996, range in the original principal amount from $500,000 to $5.8 million. See "-- Lending Activities -- Mortgage-Backed Securities." Management believes these securities represent attractive and limited risk alternatives relative to other investments due to the wide variety of maturity and repayment options available. These investments are a part of the Savings Bank's interest rate risk management strategy and a supplement to portfolio lending opportunities. For further information concerning the Savings Bank's investment and Mortgage-Backed Securities portfolio, see Note 3 of the Notes to the Consolidated Financial Statements.

INVESTMENT SECURITIES ANALYSIS

     The following table sets forth the Corporation's investment securities portfolio at carrying value at the dates indicated.

                                                                         At December 31,
                                            -----------------------------------------------------------------------
                                                     1996                      1995                     1994
                                            ----------------------    ----------------------   ---------------------
                                                          Percent                   Percent                  Percent
                                               Book          of         Book          of          Book          of
                                             Value (1)   Portfolio    Value (1)    Portfolio   Value (1)    Portfolio
                                             ---------   ---------    ---------    ---------   ---------    ---------
                                                                      (Dollars in Thousands)
 United States government securities . .       $20,515      29.18%      $16,167      20.31%       $22,151     27.22%
 Mortgage-backed securities(2) . . . . .        44,336      63.06        49,838      62.61         45,690     56.13
 Marketable equity securities  . . . . .           895       1.27         9,037      11.35          9,012     11.07
 Municipal bonds . . . . . . . . . . . .         4,565       6.49         4,559       5.73          4,544      5.58
                                                ------     ------        ------     ------         ------     ------
    Total  . . . . . . . . . . . . . . .       $70,311     100.00%      $79,601     100.00%       $81,397    100.00%
                                               =======     =======      =======     =======       =======    =======

-------------------------

(1) The market value of the Corporation's securities portfolio amounted to $70.3 million, $79.6 million and $79.3 million at December 31, 1996, 1995 and 1994, respectively. As of December 31, 1995, all investment securities have been reclassified as available for sale under SFAS 115 and are carried on the Corporation's books at market value.

(2) The following mortgage-backed securities, issued by other than the U.S. Government or U.S. Government Agencies, have an amortized cost of greater than 10% of stockholders' equity as of December 31, 1996:

     Name of Issuer                 Amortized Cost       Market Value
     --------------                 --------------       ------------
                                             (In Thousands)
     Chase Mortgage Finance Corp.       $4,744              $4,744
     CMC Securities Corp.               $5,000              $4,654

     The following table sets forth the contractual maturities and weighted average yields of the debt securities in the Corporation's investment securities portfolio at December 31, 1996.

                                 Less Than                One to                 Five to               Over Ten
                                  One Year              Five Years              Ten Years                Years
                             Amount     Yield(1)     Amount    Yield(1)     Amount    Yield(1)     Amount    Yield(1)
                             ------     --------     ------    --------     ------    --------     ------    --------
                                                             (Dollars in Thousands)
 United States government
  and Agency securities     $5,946(2)     6.40%      $14,569     5.95%      $    --     -- %       $    --       --%
 Mortgage-backed
  securities(3)  . . .          92        8.10            96     8.64         1,332    6.08         42,816     6.55
 Municipal bonds . . .          --         --            392     4.78         4,173    4.77          --         --
                            ------                   -------                 ------                -------
 Total   . . . . . . .      $6,038                   $15,057                 $5,505                $42,816
                            ======                   =======                 ======                =======

____________________

(1)  Represents the weighted average yield.

(2) Includes $2.4 million of Agency securities that can be called by the Agency in less than one year. Final maturities if not called range from 2-5 years.

(3) Maturities for mortgage-backed securities are final maturity dates; payments are received on a monthly or quarterly basis, and expected life is shorter.

SUBSIDIARY ACTIVITIES

     As a federally-chartered savings bank, Oshkosh Savings generally may invest up to 3% of its assets in service corporations, plus an additional 2%, if for community purposes.
See "REGULATION AND SUPERVISION -- New Thrift Subsidiary and
Equity Investment Rules."

     OSB Financial owns two companies as first-tier subsidiaries of the Savings Bank. One of these subsidiaries, OSB Investments, Inc., was incorporated under Nevada law on March 25, 1996, commenced operations on April 1, 1996 and is an operating subsidiary under regulations of OTS. The business purpose of OSB Investments is to own and manage a portfolio of investment securities. OSB Investments was capitalized by transferring mortgage-related securities of $40.4 million and cash of $6,500 from the Savings Bank to the subsidiary. The subsidiary's employees and operations are located in Nevada. Its Board of Directors is comprised of one employee of the subsidiary and two executive officers of the Savings Bank. As of December 31, 1996, OSB Investments had assets totaling $41.6 million and net income for the nine month period ended December 31, 1996 of $1.3 million.

     Oshkosh Financial, Inc. ("OFI"), a Wisconsin corporation, was re-established in 1996 to sell mutual funds and other non-traditional products to retail customers through an operating agreement. OFI had assets of $11,000 at December 31, 1996, and net income of $644 for the partial year ended December 31, 1996.


DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits and loan repayments are the major source of the Savings Bank's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     DEPOSIT ACCOUNTS. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money manager accounts, money market index accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers the rates offered by its competition, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank generally reviews its deposit mix and pricing weekly. Management believes deposits remained relatively stable, between the periods due to marketing campaigns to promote the Money Market Index account, introduced in November, 1995, and checking and savings account.

DEPOSIT BALANCES AND RATES PAID

     The following table sets forth information concerning the Savings Bank's certificates of deposit and other deposits at December 31:

                                          1996                        1995                        1994
                               --------------------------  ---------------------------  ---------------------------
                                                 Weighted                    Weighted                    Weighted
                                        Percent  Average            Percent  Average            Percent  Average
                                        of Total Nominal           of Total  Nominal           of Total   Nominal
                                Amount  Deposits   Rate    Amount  Deposits    Rate    Amount   Deposits   Rate
                                ------  --------   ----    ------  --------    ----    ------  --------    ----
                                                                        (Dollars in Thousands)
Demand accounts:

  Non-interest bearing
    demand accounts . . . . .   $ 1,462    0.90%     0.00%     $730   0.47%     0.00%      $92      .06%      .00%
  NOW Checking  . . . . . . .    14,164    8.74%     1.76%   14,303   9.12%     1.36%   11,442     7.23%     1.47%

  Regular savings                17,949   11.07%     2.50%   19,381  12.36%     2.50%   22,420    14.15%     2.50%
    accounts  . . . . . . . .

  Money manager deposit           3,830    2.36%     3.50%    4,136   2.64%     3.15%    7,614     4.81%     3.15%
    accounts  . . . . . . . .
90-day notice savings             1,037    0.64%     3.21%    1,236   0.79%     3.20%    1,992     1.26%     2.75%
  accounts  . . . . . . . . .

Christmas Clubs . . . . . . .        70    0.04%     2.50%       57   0.04%     2.50%       58      .04%     2.50%
Money Market Index               15,288    9.43%     4.83%    9,756   6.22%     5.47%       --    --        --
  accounts  . . . . . . . . .

Fixed-term

  Certificates with
    original term of:

     One year or less  . . .    57,758   35.63%     5.53%   53,358  34.03%     5.83%   64,424    40.69%     4.90%

     One year to three years.   30,422   18.77%     5.87%   32,300  20.60%     5.77%   31,274    19.75%     5.50%

      Over three years  . . .   20,142   12.42%     5.88%   21,525  13.73%     7.41%   19,019    12.01%     7.76%
                                -------  -------           -------- -------            -------   -------
Total deposits  . . . . . . .  $162,122  100.00%           $156,782 100.00%           $158,335   100.00%
                               ========  =======           ======== =======           ========   =======

         The following table indicates the amount of the Corporation's jumbo certificates of deposit by time remaining until maturity as of December 31, 1996. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                           Certificates of
       Maturity Period                        Deposits
       ---------------                     ---------------
                                        (In Thousands)

       Three months or less  . . . . . .      $ 2,220
       Three through six months  . . . .        1,193
       Six through twelve months . . . .        1,142
                                                  777
       Over twelve months  . . . . . . .       ------
                                               $5,332
            Total  . . . . . . . . . . .       ======


TIME DEPOSITS BY RATES

     The following table sets forth the certificates of deposit in the Corporation classified by rates at the dates indicated.


                                       At December 31,
                           -------------------------------------
                               1996         1995         1994
                           -----------   -----------  -----------

                                       (In Thousands)
  Below 5.00%  . . . . .         $4,704       $6,017      $53,920
      5.00 - 7.00%   . .        104,645      101,052       47,198
      7.01 - 9.00%   . .             10          114       13,599
                               --------     --------     --------
 Total   . . . . . . . .       $109,359     $107,183     $114,717
                               ========     ========     ========


     The following table sets forth the amount and maturities of certificates of deposit at December 31, 1996.

                                                                Amount Due
                          -------------------------------------------------------------------------------------
                                                                                                        Percent
                                                                                                       of Total
                           Less Than       1-2         2-3         3-4        After                   Certificate
                           One Year       Years       Years       Years      4-Years       Total       Accounts
                           ---------      -----       -----       -----      -------      ------      -----------
                                                              (In Thousands)
 Below    5.00%  . . .        $ 4,336     $   368     $    --      $   --      $   --       $4,704         4.30%
          5.00-7.00%           67,650      21,586      10,497       4,020         892      104,645        95.69
          7.01-9.00%               10          --          --          --          --           10          .01
                               ------      ------      ------      ------      ------      -------       -------
 Total . . . . . . . .        $71,996     $21,954     $10,497      $4,020      $  892     $109,359      $100.00%
                              =======     =======     =======      ======      ======     ========      ========

     The following table sets forth the savings deposit activity of the Savings Bank for the periods indicated.

                                                                       Year Ended December 31,
                                                                -------------------------------------
                                                            1996               1995                 1994
                                                        -----------         -----------         -----------
                                                                         (In Thousands)
 Beginning balance, savings deposits . . . . . .          $156,782             $158,335            $140,784
 Net deposits (withdrawals)before interest
   credited  . . . . . . . . . . . . . . . . . .            (2,248)              (8,872)             11,973
 Interest credited . . . . . . . . . . . . . . .             7,588                7,319               5,578
                                                          --------             --------            --------
 Ending balance, savings deposits  . . . . . . .          $162,122             $156,782            $158,335
                                                          ========             ========            ========

         In the unlikely event the Savings Bank is liquidated after the Savings Bank's conversion to stock form, depositors as of the conversion date will be entitled to full payment of their deposit accounts prior to any payment being made to the shareholders of the Savings Bank, which is the corporation. Substantially all of the Savings Bank's depositors are residents of the State of Wisconsin.

     BORROWINGS.   Savings deposits are the primary source of
funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank may rely upon advances from the Federal Home Loan Bank ("FHLB")-Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Borrowings decreased by $9.2 million in 1996 primarily as a result of the sale of investment securities. A major use of FHLB advances from prior years, however, was for leveraged investments. The Savings Bank invested the proceeds from borrowings in mortgage-backed securities at a positive spread in order to increase return on equity. At December 31, 1996, $33.8 million of borrowings were used in this manner. The FHLB-Chicago has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Chicago are secured by the Savings Bank's first mortgage loans. At December 31, 1996, the Savings Bank had $55.2 million of borrowings from the FHLB-Chicago at a weighted average rate of 5.59%.

     The FHLB-Chicago functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB-Chicago and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's retained earnings or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB-Chicago generally limits advances to 20% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets.

     The following table sets forth certain information regarding certain borrowings by the Corporation at the end of and during the periods indicated:

                                                                                 At December 31,
                                                              ----------------------------------------------------

                                                                              (Dollars in Thousands)
                                                                    1996               1995              1994
                                                              ---------------    ---------------   ---------------
 Balance due on FHLB-Chicago Open Line of Credit . . . . .           $500             $3,850           $11,100
 Rate paid on:
   FHLB-Chicago Open Line of Credit  . . . . . . . . . . .           6.95%              5.31%             6.35%

                                                                          For the Year Ended December 31
                                                              --------------------------------------------------
                                                                              (Dollars in Thousands)

                                                                    1996               1995              1994
                                                              --------------     --------------    --------------
 Maximum amount of borrowings outstanding at any month
   end:
     FHLB-Chicago Open Line of Credit  . . . . . . . . . .        $16,550            $18,700           $11,100

 Average short-term borrowings
  outstanding with respect to:
    FHLB-Chicago Open Line
     of Credit . . . . . . . . . . . . . . . . . . . . . .         $1,547            $12,241            $4,952

 Weighted average rate paid on:
    FHLB-Chicago Open Line
     of Credit . . . . . . . . . . . . . . . . . . . . . .          5.75%               6.15%             5.34%

COMPETITION

     The Savings Bank is the third largest financial institution of the four commercial banks, three savings banks, one large and several smaller credit unions in the Oshkosh area, based on its total assets of $255.1 million at December 31, 1996. The Savings Bank faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions and from commercial banks located in its primary market area. Particularly in times of high interest rates, the Savings Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Savings Bank's competition for loans comes principally from other thrift institutions, commercial banks, mortgage banking companies and mortgage brokers.

PERSONNEL

     As of December 31, 1996, the Savings Bank had 74 full-time employees and 27 part-time employees. The employees are not represented by a collective bargaining agreement. The Savings Bank believes its relationship with its employees is good.

                    REGULATION AND SUPERVISION
                   ---------------------------

GENERAL

     The Savings Bank is chartered under federal law by the OTS. It is a member of the FHLB System, and its deposit accounts are insured up to legal limits by the FDIC under the SAIF. The OTS is charged with overseeing and regulating the Savings Bank's activities and monitoring its financial condition. This regulatory framework sets parameters for the Savings Bank's activities and operations and grants the OTS extensive discretion with regard to its supervisory and enforcement powers and examination policies. The Savings Bank files periodic reports with the OTS concerning its activities and financial condition, must obtain OTS approval prior to entering into certain transactions or initiating new activities, and is subject to periodic examination by the OTS to evaluate the Savings Bank's compliance with various regulatory requirements.

     The Corporation is a savings and loan holding company and,
like the Savings Bank, is subject to regulation by the OTS.   As
part of this regulation, the Corporation is required to file certain reports with, and is subject to periodic examination by, the OTS.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

     During calender year 1996, several new laws and regulations were adopted that affect savings associations like the Savings
Bank.

     DEPOSIT INSURANCE REFORM LEGISLATION. The SAIF and the Bank Insurance Fund (the "BIF") were required by law to achieve and maintain a ratio of insurance reserves to total insured deposits equal to 1.25 percent. The BIF reached this required reserve ratio during 1995, while some predictions indicated the SAIF would not reach this target until the year 2002. The SAIF had not grown as quickly as the BIF for many reasons, but in large part because almost half of SAIF premiums had to be used to retire bonds issued by the Financing Corporation ("FICO Bonds") in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation.

     Until 1995, the SAIF and BIF deposit insurance premium rate schedules had been identical. But in-mid 1995, the FDIC issued final rules modifying its assessment rate schedules for SAIF and BIF member institutions. Under the revised schedule, SAIF members continued to pay assessments ranging from $0.23 to $0.31 per $100 of deposits, while BIF members paid assessments ranging from zero to $0.27 per $100 of deposits. But the majority of BIF members paid only the $2,000 minimum annual premium. Thrift industry representatives argued that this significant premium differential caused savings associations to operate at a competitive disadvantage to their BIF-insured bank counterparts.

     On September 30, 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 ("DIFA") that was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA mandated that the FDIC impose a special assessment on the SAIF-assessable deposits of each insured depository institution at a rate applicable to all such institutions that the FDIC determined would cause the SAIF to achieve its designated reserve ratio of 1.25 percent as of October 1, 1996. The assessment was based on the amount of SAIF-insured deposits owned by each institution as of March 31, 1995, the record date established in the original drafts of the legislation. DIFA allowed the FDIC to exempt any insured institution that it determined to be weak from paying the special assessment if the FDIC determined that the exemption would reduce the risk to the SAIF.

     DIFA provides that the FDIC may not set semiannual assessments with respect to SAIF or BIF in excess of the amount needed to maintain the 1.25 percent designated reserve ratio or, if the reserve ratio is less than the designated reserve ratio, to increase the reserve ratio to the designated reserve ratio.

     "Oakar" banks (i.e., BIF-member banks holding SAIF deposits) are eligible for a 20 percent discount from the special assessment with respect to the SAIF-insured deposits they own, provided the ratio of SAIF-insured deposits to total deposits they owned as of June 30, 1995 was 50 percent or, in some cases, 75 percent. Some "Sasser" banks (i.e., SAIF-member banks that converted to state savings banks or commercial banks) are also eligible for this reduced assessment rate.

     On October 10, 1996, the FDIC adopted a final rule governing the payment of the SAIF special assessment. The FDIC imposed a special assessment in the amount of 65.7 basis points, which is less than the 85-95 basis points estimated during the early stages of the law's enactment in 1995. The SAIF special assessment was due by November 27, 1996. The Savings Bank's portion of this special assessment amounted to $1.05 million.
The Savings Bank accrued this amount in the quarter ended September 30, 1996, as mandated by the Financial Accounting Standards Board that ruled that the SAIF special assessment should be recorded as an ordinary non-interest expense for the quarter ended September 30, 1996. The assessment was paid in November, 1996. DIFA also confirmed that the special assessment is tax deductible.

     In response to the recapitalization of the SAIF, the FDIC announced on December 11, 1996 that deposit insurance rates for most savings associations insured under the SAIF would be lowered to zero effective January 1, 1997. BIF-insured institutions would also no longer have to pay the $2,000 minimum for deposit insurance, thereby equalizing deposit premiums for savings associations and banks.

     MERGER OF SAIF AND BIF. DIFA mandates the merger of the SAIF and BIF, effective January 1, 1999, but only if no insured depository institution is a savings association on that date. The combined deposit insurance fund will be called the "Deposit Insurance Fund", or "DIF".

     FICO BOND PAYMENTS. Before DIFA, federal regulators and thrift industry trade groups were predicting that a default would occur on the FICO Bonds as early as 1998, as SAIF-assessable deposits continued to decline. DIFA amends The Federal Home Loan Bank Act to impose the FICO assessment against both SAIF and BIF deposits beginning after December 31, 1996. But the assessment imposed on insured depository institutions with respect to any BIF-assessable deposit will be assessed at a rate equal to one-fifth of the rate (approximately 1.3 basis points) of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit (approximately 6.7 basis
points).   The FICO assessment for 1996 was paid entirely by
SAIF-insured institutions. BIF-insured banks will pay the same FICO assessment as SAIF-insured institutions beginning as of the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist.

     DEPOSIT SHIFTING. DIFA provides that until the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist, the Office of the Comptroller of the Currency (the "OCC"), the FDIC, the Board of Governors of the Federal Reserve System, and the OTS will take appropriate actions, including enforcement actions and denial of applications, to prevent insured depository institutions from facilitating or encouraging the shifting of deposits from SAIF-assessable deposits to BIF-assessable deposits for the purpose of evading the assessments imposed on insured depository institutions with respect to SAIF-assessable deposits.

     BAD DEBT RECAPTURE. The Small Business Job Protection Act of 1996, signed by President Clinton on August 20, 1996, removed a significant tax obstacle for savings associations that desire to become commercial banks. It also eliminated a potential impediment to business combinations between banks and thrifts and the creation of a new depository institution charter.

     Before this new law, savings associations that converted to commercial banks had to change their method of accounting for bad debt reserves, which forced a recapture of the savings association's untaxed bad debt reserves into taxable income. Under prior law, savings associations were allowed to use the reserve method for establishing bad debt reserves. This meant in recent years they could deduct up to 8 percent of their taxable income each year as a charge for bad debts, regardless of their actual loan loss experience. Since the 1950's, this deduction has steadily declined from its initial rate of 100 percent.
These annual deductions resulted in significant tax savings for savings associations and an accumulation by savings associations of untaxed income.

     Under the new law, a savings association's base-year reserves established before 1988 will not be taxed should it convert to a commercial bank. But reserves created after 1987 would be recaptured into taxable income ratably over six years (beginning with the first tax year after December 31, 1995) whether or not a savings association converts to a commercial bank. The recapture amount for the Savings Bank is $412,000. Recapture of post-1987 reserves may be deferred until after January 1, 1998 if the savings association maintains a high level of residential loan originations. In the future, all savings associations must account for bad debts under tax rules applicable to commercial banks.

     RELAXATION OF THE QUALIFIED THRIFT LENDER TEST. In September 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 became law (the "Economic Growth Act of 1996"). In the past, savings associations were required to satisfy a qualified thrift lender test ("QTL" test) by maintaining 65 percent of their portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 20% of total assets) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in nine out of every twelve months.

     The Economic Growth Act of 1996 liberalized the QTL test for savings associations by permitting them to satisfy a similar-but-different 60 percent asset test under the Internal Revenue Code. Alternatively, savings associations may meet the QTL test by satisfying a more liberal 65 percent asset test that allows an institution to include small business, credit card and education loans as qualified investments for purposes of the test. Furthermore, consumer loans now count as qualified thrift investments up to 20 percent of portfolio assets. On November 27, 1996, OTS issued an interim final rule that implements provisions of the Economic Growth Act of 1996, including the amended QTL test.

     INCREASED COMMERCIAL AND CONSUMER LENDING AUTHORITY. Before the Economic Growth Act of 1996, federal savings associations were able to lend up to 10 percent of their assets in commercial business loans (i.e., secured or unsecured loans for commercial, corporate, business, or agricultural purposes) and, subject to OTS approval for a higher amount, up to 400 percent of their capital in commercial real estate loans. In addition, federal savings associations were permitted to make consumer loans (i.e., loans for personal, family or household purposes) in an amount not to exceed 35 percent of their assets.

     The Economic Growth Act of 1996 amended the commercial-lending-asset limit by increasing the ceiling from 10 percent to 20 percent, but provides that amounts in excess of 10 percent may be used only for small business loans. Moreover, the new law exempts credit card and educational loans from any percentage of asset limitations applicable to consumer loans. The interim final rule issued by the OTS on November 27, 1996, defines a "small business loan" as one which meets the Small Business Administration size eligibility standards. This definition also applies for purposes of the new QTL test.

     Effective October 30, 1996, the OTS (as part of its regulatory streamlining project) amended its lending regulations for federal savings associations to remove the requirement that commercial loans made at the service corporation level be aggregated with the 10 percent of assets limit on commercial lending.

     CHARTER OVERHAUL. Proposals to eliminate the savings association charter have been considered by the U.S. Congress several times in recent years. DIFA mandates that the Secretary of the Treasury conduct a study of all issues which the Secretary considers to be relevant with respect to the development of a common charter for all insured depository institutions and the abolition of separate and distinct charters between banks and savings associations.

     The Secretary of the Treasury must submit a report to the Congress on or before March 31, 1997, containing the findings and conclusions of the Secretary in connection with this study. The report must include a detailed analysis of each issue the Secretary considers relevant to the subject of the study, recommendations of the Secretary with regard to the establishment of a common charter for insured depository institutions and such recommendations for legislative and administrative action as the Secretary determines to be appropriate to implement the recommendations of the Secretary.

     REGULATORY RELIEF FOR THRIFTS AND BANKS. The Economic Growth Act of 1996 included dozens of changes to financial institution laws granting regulatory relief to financial institutions (including savings associations) and simplifying and streamlining the regulatory application process with respect to certain transactions. Many existing laws were affected by the new legislation, including the Truth in Lending Act (the "TILA"), the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Fair Credit Reporting Act, the Home Mortgage Disclosure Act and Fair Lending, among others. In particular, the new law expands the definition of a small depository institution that qualifies for an extended examination cycle (18 rather than 12 months) to include institutions with assets of $250 million (as opposed to the former $175 million asset threshold).

     ENVIRONMENTAL LIABILITY REFORM. On September 30, 1996, President Clinton signed into law amendments to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). These amendments provide relief for lenders in connection with their liability for environmental contamination in making and administering loans.

     OVERHAUL OF THRIFT CONFLICT OF INTEREST, CORPORATE OPPORTUNITY AND CORPORATE GOVERNANCE RULES. For several years the OTS has been engaged in an extensive review of its regulations to identify regulations that are obsolete and areas where regulatory streamlining is appropriate. This review has culminated in several substantial revisions to OTS regulations. In 1996, the OTS issued final regulations streamlining its regulations in the areas of lending and investment authority, corporate governance, subsidiaries and equity investments and conflicts of interest, among others. As a result of this project, many OTS regulations have been removed from the OTS Thrift Activities Handbook.

     NEW THRIFT SUBSIDIARY AND EQUITY INVESTMENT RULES. On December 18, 1996, the OTS issued a final rule updating and streamlining its regulations governing subsidiary and equity investments. The regulation recasts operating subsidiaries and service corporations as "subordinate organizations," revises the list of permissible activities for service corporations, confirms federal preemption of state law regarding the activities of operating subsidiaries and clarifies the application process for establishing subordinate organizations. The new rule also codifies the authority of a federal savings association to invest in certain pass-through investments, such as limited partnerships and mutual funds.

FEDERAL-SAVINGS-ASSOCIATION REGULATION

     BUSINESS ACTIVITIES. The activities of savings associations are governed by the Home Owners' Loan Act, as amended (the "HOLA"), and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The HOLA and the FDI Act were amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA was enacted for the purpose of resolving problem savings associations, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings associations, and imposing bank-like standards on savings associations. FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires imposition of numerous additional safety and soundness operational standards and restrictions. FIRREA and FDICIA both contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings associations and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provisions.

     BRANCHING. A federally-chartered savings association, like the Savings Bank, can establish branches in any state or states in the United States and its territories, subject to a few exceptions. The exercise by the OTS of its authority to permit interstate branching by federal savings associations is preemptive of any state law purporting to address the subject of branching by a federal savings association.

     LOANS TO ONE BORROWER. Under HOLA, savings associations are generally subject to the national bank limits regarding loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of the association's unimpaired capital and surplus, where the borrowing is not fully secured by readily-marketable collateral. An additional amount may be lent, equal to 10 percent of the association's unimpaired capital and surplus, if such additional borrowing is secured by readily-marketable collateral at least equal to the amount of such additional funds. At December 31, 1996, the Savings Bank had no outstanding loans or commitments that exceeded the loans to one borrower limit at the time made or committed.

     BROKERED DEPOSITS.   Well-capitalized savings associations
that are not troubled are not subject to brokered deposit
limitations.   Adequately-capitalized associations are able to
accept, renew or roll over brokered deposits but only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit that exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such association's normal market area for deposits accepted in its normal market area or (b) 120 basis points of the current yield on similar maturity U.S. Treasury obligations or, in the case of any deposit at least half of which is uninsured, 130 percent of such Treasury yield. Undercapitalized associations are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the association's normal market area or in the market area in which such deposits are being solicited. The Savings Bank is not presently soliciting brokered deposits.

     ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured association. Civil penalties cover a wide range of violations and actions. Criminal penalties for most financial association crimes include fines and imprisonment. In addition, regulators have substantial discretion to impose enforcement action on an association that fails to comply with its regulatory requirements, particularly with respect to amounts of capital. Possible enforcement action ranges from requiring the preparation of a capital plan or imposition of a capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC has authority to take enforcement action under certain circumstances.

     ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment paid on a semi-annual basis is computed based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report.

     FEDERAL HOME LOAN BANK SYSTEM. The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLB's. The FHLB provides a central credit facility primarily for member associations. The Savings Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1 percent of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. The Savings Bank is in compliance with this requirement, with an investment in FHLB-Chicago stock at December 31, 1996, of $3.2 million. FHLB advances must be secured by specified types of collateral.

     OTS CAPITAL REQUIREMENTS. The OTS capital regulations require savings associations to meet three capital standards: a
1.5 percent tangible capital standard, a 3 percent leverage ratio (or core capital ratio) and an 8 percent risk-based capital standard.

     Tangible capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related earnings, certain nonwithdrawable accounts and pledged deposits of mutual savings associations, and minority interests in equity accounts of fully consolidated subsidiaries, less intangible assets (other than certain mortgage servicing rights) and certain equity and debt investments in nonqualifying subsidiaries (as hereinafter defined).

     Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations, certain amounts of goodwill resulting from prior regulatory accounting practices, less intangible assets (other than certain mortgage servicing rights) and certain equity and debt investments in nonqualifying subsidiaries.

     The OTS capital regulation requires that in meeting the leverage ratio, tangible and risk-based capital standards, savings associations must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank (a "nonqualifying subsidiary"). At December 31, 1996, the Savings Bank did not own a nonqualifying subsidiary.

     In April 1991, the OTS issued a proposal to amend its regulatory capital regulation to establish a 3 percent leverage ratio (defined as the ratio of core capital to adjusted total assets) for associations in the strongest financial and managerial condition, with a 1 CAMEL Rating (the highest rating of the OTS for savings associations). For all other associations, the minimum core capital leverage ratio would be 3 percent plus at least an additional 100 to 200 basis points. In determining the amount of additional capital under the proposal, the OTS would assess both the quality of risk management systems and the level of overall risk in each individual association through the supervisory process on a case-by-case basis. Associations that failed the new leverage ratio would be required to file with the OTS a capital plan that details the steps they would take to reach compliance. If enacted in final form as proposed, management does not believe that the proposed regulation would have a material effect on the Savings Bank.

     Although the OTS has not adopted this regulation in final form, generally a savings association that has a leverage capital ratio of less than 4 percent will be deemed to be "undercapitalized" under the OTS prompt corrective action regulations and consequently can be subject to various limitations on activities.

     The OTS' risk-based capital standard requires that savings associations maintain a ratio of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8 percent. In calculating total capital, a savings association must deduct reciprocal holdings of depository institution capital instruments, all equity investments and that portion of land loans and nonresidential construction loans in excess of 80 percent loan-to-value ratio and its interest rate risk component (as discussed below), in addition to the assets that must be deducted in calculating core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0 percent to 100 percent, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

     The components of core capital are equivalent to those discussed above under the 3 percent leverage standard. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mutual capital certificates, certain nonwithdrawable accounts and pledged deposits, certain net worth certificates, income capital certificates, certain perpetual subordinated debt, mandatory convertible subordinated debt, certain intermediate-term preferred stock, certain mandatorily redeemable preferred stock and allowance for loan and lease losses (up to 1.25 percent of risk-weighted assets). Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of
1.25 percent. Overall, the amount of capital counted toward supplementary capital cannot exceed 100 percent of core capital. At December 31, 1996, the Savings Bank met each of its capital requirements.

     FDICIA required that the OTS (and other federal banking agencies) revise risk-based capital standards, with appropriate transition rules, to ensure that they take account of interest rate risk, concentration of risk and the risks of nontraditional activities.

     The OTS' interest rate risk component became effective on January 1, 1994. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease would be equal to one-half of that Treasury rate) divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Savings associations with assets of less than $300 million and risk-based capital ratios in excess of 12% are not subject to the interest rate risk component. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component. The OTS has postponed the date that the risk component will first be deducted from an institution's total capital to allow, among other things, the OTS to evaluate the interest rate risk proposals issued by the other banking agencies.

     LIQUIDITY. The Savings Bank is required to maintain an average daily balance of liquid assets (e.g. cash, accrued interest on liquid assets, certain time deposits, savings accounts, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to not less than a specified percentage of the average daily balance of its net withdrawal deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4 percent to 10 percent depending upon economic conditions and the savings flows of member associations; this requirement is currently 5 percent.
OTS regulations also require each member savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1 percent) of the average daily balance of its net withdrawable deposit accounts and borrowings.
The OTS may initiate enforcement actions for failure to meet these liquidity requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     INSURANCE OF DEPOSIT ACCOUNTS. FDICIA required the FDIC to establish a risk-based assessment system for insured depository associations that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories.
The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points for an association in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an association in the lowest category (i.e., undercapitalized and of substantial supervisory concern).

     LIMITATION ON CAPITAL DISTRIBUTIONS. The OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another association in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of associations. An association that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (a) 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (b) 75 percent of its net reserve over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. In computing the association's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. As of December 31, 1996, the Savings Bank met the requirements of a Tier 1 Association. In the event the Savings Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any association, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Moreover, under the OTS prompt corrective action regulations, the Savings Bank would be prohibited from making any capital distribution if, after the distribution, the Savings Bank would have, (i) total risk-based capital ratio of less than 8 percent, (ii) Tier 1 risk-based capital ratio of less than 4 percent, or (iii) a leverage ratio of less than 4 percent or has a leverage ratio that is less than 3 percent if the association is rated composite 1 under the CAMEL rating system in the most recent examination of the association and is not experiencing or anticipating significant growth.

     COMMUNITY REINVESTMENT. The OTS, the FDIC, the Federal Reserve Board and the OCC have jointly issued a final rule (the "Final Rule") under the Community Reinvestment Act (the "CRA"). The Final Rule eliminates the existing CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final Rule will be phased in over a period of time and become fully effective by July 1, 1997. Under the Final Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three tests: the "lending test," the "investment test," and the "service test."

     The lending test analyzes lending performance using five criteria: (i) the number and amount of loans in the institution's assessment area, (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area, and the number and amount of loans in low-, moderate-, middle-, and upper-income areas in the assessment area, (iii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms, (iv) the number and amount, as well as the complexity and innovativeness of an institution's community development lending and (v) the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas.
The investment test analyzes investment performance using four criteria: (i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii) the responsiveness of qualified investments to credit and community development needs, and (iv) the degree to which the qualified investments made by the institution are not routinely provided by private investors. The service test analyzes service performance using six criteria: (i) the institution's branch distribution among low-, moderate-, middle-, and upper-income areas, (ii) its record of opening and closing branches, particularly in low- and moderate-income areas, (iii) the availability and effectiveness of alternative systems for delivering retail banking services, (iv) the range of services provided in low-, moderate-, middle- and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services, and (vi) the innovativeness and responsiveness of community development services provided.

     An independent financial institution with assets of less than $250 million, or a financial institution with assets of less than $250 million that is a subsidiary of a holding company with assets of less than $1 billion, will be evaluated under a streamlined assessment method based primarily on its lending record. The streamlined test considers an institution's loan-to-deposit ratio adjusted for seasonal variation and special lending activities, its percentage of loans and other lending related activities in the assessment area, its record of lending to borrowers of different income levels and businesses and farms of different sizes, the geographic distribution of its loans, and its record of taking action, if warranted, in response to written complaints. In lieu of being evaluated under the three assessment tests or the streamlined test, a financial institution can adopt a "strategic plan" and elect to be evaluated on the basis of achieving the goals and benchmarks outlined in the strategic plan.

     TRANSACTIONS WITH RELATED PARTIES. The Savings Bank's authority to engage in transactions with related parties or "affiliates," (i.e., any company that controls or is under common control with an association) including the Corporation and its non-savings-association subsidiaries or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Subsidiaries of a savings association are generally exempted from the definition of "affiliate." Section 23A limits the aggregate amount of transactions with any individual affiliate to 10 percent of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20 percent of the savings association's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies. Notwithstanding Sections 23A and 23B, FIRREA prohibits any savings association from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings association may purchase the securities of any affiliate other than a subsidiary.

     The Savings Bank's authority to extend credit to executive officers, directors and 10 percent shareholders, as well as such entities such persons control are currently governed by Section 22(g) and 22(h) of the FRA and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and require certain approval procedures to be followed. OTS regulations, with the exception of minor variations, apply Regulation O to savings associations.

     PROMPT CORRECTIVE REGULATORY ACTION. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized associations. Under this system, the OTS is required to take certain supervisory actions against undercapitalized associations, the severity of which depends upon the association's degree of undercapitalization. Generally, subject to a narrow exception, FDICIA requires the OTS to appoint a receiver or conservator for an association that is critically undercapitalized. FDICIA authorizes the OTS to specify the ratio of tangible equity to assets at which an association becomes critically undercapitalized and requires that ratio be no less than 2 percent of assets.

     Under OTS regulations, a savings association is considered to be undercapitalized if it has risk-based capital of less than 8 percent or has a Tier 1 risk-based capital ratio that is less than 4 percent or has a leverage ratio that is less than 4 percent or has a leverage ratio less than 3 percent if the savings association is rated composite 1 under the CAMEL rating system in the most recent examination of the association. A savings association that has risk-based capital less than 6 percent or a Tier 1 risk-based capital ratio that is less than 3 percent or a leverage ratio that is less than 3 percent would be considered to be "significantly undercapitalized." A savings association that has a tangible equity to total assets ratio equal to or less than 2 percent would be deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. In addition, the OTS could issue a capital directive to the savings association that includes additional discretionary restrictions on the savings association.

     REAL ESTATE LENDING STANDARDS. The OTS and the other federal banking agencies have uniform regulations prescribing real estate lending standards. The OTS regulation requires each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy must also be consistent with accompanying OTS guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65 percent), land development (75 percent), nonresidential construction (80 percent), improved property (85 percent) and one- to four-family residential construction (85 percent). Owner-occupied one- to four-family mortgage loans and home equity loans do not have maximum loan-to-value ratio limits, but those with a loan-to-value ratio at origination of 90 percent or greater are to be backed by private mortgage insurance or readily marketable collateral. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are appropriately reviewed and justified. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

     STANDARDS FOR SAFETY AND SOUNDNESS. As required by FDICIA and subsequently amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal banking regulators adopted interagency guidelines establishing standards for safety and soundness for depository institutions on matters such as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits and asset quality and earnings (the "Guidelines"). The agencies expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. FDIC regulations enacted under FDICIA also require all depository institutions to be examined annually by the banking regulators (but see, "Regulatory Relief for Thrifts and Banks") and depository institutions having $500 million or more in total assets to have an annual independent audit, an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure and procedures and compliance with laws and regulations relating to safety and soundness. The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

     FINANCIAL MANAGEMENT REQUIREMENTS. FDICIA imposes new financial reporting requirements on all depository institutions with assets of more than $500 million, their management, and their independent auditors. It also establishes new rules for the composition, duties and authority of such institutions' audit committees and boards of directors. Among other things, all such depository institutions will be required to prepare and make available to the public annual reports on their financial condition and management (including statements of managements' responsibility for the financial statements, internal controls and compliance with certain federal banking laws and regulations relating to safety and soundness, and an assessment by management of the effectiveness of the institution's internal controls and procedures and the institution's compliance with such laws and regulations). The institution's independent public accountants are required to attest to these management assessments. Each such institution is also required to have an audit committee composed of independent directors.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts), non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $52 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.6 million plus 10 percent (subject to adjustment by the Federal Reserve Board between 8 percent and 14 percent) against that portion of total transaction accounts in excess of $52 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Savings Bank is in compliance with the foregoing requirements.

     The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Savings Bank's interest-earning assets.

     FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

HOLDING COMPANY REGULATION

     The Corporation is considered a non-diversified, savings and loan holding company within the meaning of the HOLA, has registered as a savings and loan holding company with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from
(i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or holding company thereof, without prior written approval of the OTS; (ii) acquiring or retaining, with certain exceptions, more than 5 percent of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (iii) acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     As a unitary savings and loan holding company, the Corporation generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that its savings association subsidiary continues to satisfy the QTL test. Upon any acquisition by the Corporation of another SAIF-insured institution (other than the Corporation), a federal savings bank insured by the BIF, or a state-chartered BIF-insured savings bank meeting the QTL test that is deemed to be a savings institution by OTS, except for a supervisory acquisition, the Corporation would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA, as amended by the FIRREA, limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and activities in which multiple savings and loan holding companies were authorized by regulation to engage in on March 5, 1987. Such activities include mortgage banking, consumer finance, operation of a trust company, and certain types of securities brokerage. The services and activities in which multiple holding companies were authorized to engage in on March 5, 1987 generally correspond to the activities which are permitted for service corporations of federally-chartered savings institutions.

ITEM 2.  PROPERTIES
         ----------

     The following table sets forth the location of the Savings
Banks offices and other facilities as well as certain additional information relating to these offices and facilities as of December 31, 1996.


                                TOTAL        NET BOOK
 LOCATION                     INVESTMENT      VALUE     OWNED/LEASE
 --------                    -----------      ------    -----------
                               (In Thousands)
 Home Office:
 420 South Koeller Street
 Oshkosh, Wisconsin 54902     $2,896    $2,214          Owned
 Oshkosh Office:
 16 Washington Avenue
 Oshkosh, Wisconsin              525       150          Owned

 Appleton Office:
 1220 West Northland
 Avenue                          657       382          Owned
 Appleton, Wisconsin

 Winneconne Office:
 927 East Main Street
 Winneconne, Wisconsin           136        75          Owned

 Berlin Office:
 137 East Huron Street
 Berlin, Wisconsin               188       127          Owned

                                TOTAL        NET BOOK
 LOCATION                     INVESTMENT      VALUE     OWNED/LEASE
 --------                    -----------      ------    -----------

 Ripon Office:
 547 East Fond du Lac
 Avenue                            5         3          Leased
 Ripon, Wisconsin 43971

 Wautoma Office:
 Highway 21 and 73E
 Wautoma, Wisconsin 54982         18        16          Leased

     The net book value of the Corporation's investment in office, properties and equipment totaled $3.5 million at December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     Although the Corporation is, from time to time, involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which the Corporation, or any of its subsidiaries is a party, or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
          -------------------------------------------------

     The common stock of the Corporation is traded in the over-the-counter market on The Nasdaq Stock Market under the symbol "OSBF." The Corporation became a public company in June 1992 in connection with the Savings Bank's conversion from the mutual to stock form of ownership. As of February 28, 1997, there were approximately 1,300 shareholders of record.

     The following table includes quarterly information on the price range, book value, earnings per share and cash dividends paid on the Corporation's common stock. These prices represent quotations between dealers and do not necessarily represent actual transactions and do not include retail markups, markdowns or commissions.

                                                                                    STOCK DATA PER SHARE

                                              For the Three Month Period Ending

                          3/31/95      6/30/95     9/30/95      12/31/95      3/31/96        6/30/96    9/30/96    12/31/96
                          -------      -------     -------      --------      -------        -------    -------    --------
 Sales Price
 High                      $24.25       $24.50      $24.88        $24.88       $24.25         $24.25     $24.00      $28.00
 Low                        21.75        23.00       23.88         23.75        22.75          22.50      22.75       23.00

 Book Value*                27.54        28.05       28.57         28.20        28.01          28.26      27.93       28.57

 Earnings Per
 Share                        .23          .31         .25         (.56)          .39            .41      (.13)         .50

 Cash Dividend
 Per Share                    .14          .14         .14           .14          .14            .16        .16         .16

--------------------------
* At end of period.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The following table sets forth certain information concerning the Corporation's financial position and results of operations (including consolidated data from operations of subsidiaries) at the dates included.

                                                                               AT DECEMBER 31,
                                                                    ---------------------------------------

                                                          1996          1995         1994          1993         1992
                                                          ----          ----         ----          ----         ----

                                                                            (Dollars in Thousands)

      FINANCIAL CONDITION DATA:

      Total Assets                                       $255,105      $260,814     $236,511      $190,105     $192,385

      Loans Receivable and Held for Sale, net             171,792       168,462      144,635       126,121      151,434

      Mortgage-related Securities                          44,336        49,838       45,689        20,505        7.710

      Cash, Interest Bearing Deposits and
       Investment Securities                               29,961       33,552        37,158        36,475       26,067

      Deposits                                            162,122       156,782      158,335       140,784      146,737

      Borrowings                                           55,160        64,335       38,950         7,550        4,250

      Stockholders' Equity                                 31,756        32,633      32,261         35,048       36,013

                                                                        For the Year Ended December 31,
                                                         --------------------------------------------------

                                                     1996          1995         1994          1993         1992
                                                     ----          ----         ----          ----         ----
                                                                  (Dollars in Thousands, except per share amounts)
      OPERATING DATA:

      Interest Income                               $ 18,401       $ 17,515     $ 13,775      $ 13,366     $ 14,908
      Interest Expense                                10,865         10,946        7,213         6,293        7,757
                                                      ------       --------     --------      --------     --------
      Net Interest Income                              7,536          6,569        6,562         7,073        7,151
      Provision for Loan Losses                          515            198           30            90          160
                                                      ------          -----        -----         -----        -----
      Net Interest Income after Provision for Loan
      Losses                                           7,021          6,371        6,532         6,983        6,991
      Non-Interest Income                                789            681          718           717          639
      Non-Interest Expense                             6,109          5,477        4,658         4,041        3,823
      Gains (Losses) from Sale of Loans,
      Securities, and Other Assets                       249           (622)         128           888           96
                                                      ------       --------     --------      --------     --------

      Income Before Income Taxes                       1,950            953        2,720         4,547        3,903
      Provision for Income Taxes                         635            686        1,018         1,84         1,607
                                                      ------       --------     --------      --------     --------
      Net Income before Cumulative Effect of
       Change in Accounting Principle                  1,315            267        1,702         2,699        2,296
      Cumulative Effect of Change in Accounting            0              0            0           105            0
      Principle                                       ------       --------      -------       -------      -------
      Net Income                                      $1,315       $    267      $ 1,702       $ 2,804      $ 2,296
                                                      ======       ========      =======       =======      =======
      PER SHARE DATA:
      Earnings Per Share                              $ 1.17       $   0.23     $   1.36      $   1.94     $   0.76

      Dividends Per Share (In 1992,
        for period from
      July 1- December 31)                              0.62           0.56         0.52          0.42         0.18



                                                                At or For the Year Ended December 31,
                                                          -------------------------------------------------

                                                     1996          1995         1994          1993         1992
                                                     ----          ----         ----          ----         ----
 KEY OPERATING RATIOS:

 Return on Assets (Net Income divided by
 Average Assets)                                      0.52%         0.11%        0.80%         1.47%        1.27%

 Return on Average Equity (Net Income divided
 by Average Equity)                                   4.14%         0.82%        5.01%         7.71%        8.34%

 Average Equity to Average Assets                    12.50%        13.05%       16.13%        18.94%       15.23%

 Dividends as a Percentage of Net Income
  (For period from July 1-December 31, 1992)         52.70%       242.32%       39.72%        21.47%       23.56%

 Interest Rate Spread (Difference between
  Average Yield on Interest Earning Assets
  and Average Cost of Interest Bearing
  Liabilities)                                        2.36%          2.07%        2.64%         3.02%        3.26%

 Net Interest Margin (Net Interest as a
  Percentage of Average Interest Earning
  Assets)                                             3.05%          2.74%        3.28%         3.84%        4.10%

 Non-Interest Expense to Average Assets               2.40%          2.20%        2.24%         2.11%        2.12%

 Average Interest Earning Assets to Interest
  Bearing Liabilities                               115.65%        114.62%      117.75%       123.90%      118.86%

 Allowance for Loan Losses to Total Loans
  at End of Period                                    0.72%          0.48%        0.44%         0.51%        0.38%

 Net Charge Offs to Average Outstanding
  Loans During the Period                             0.06%          0.01%        0.04%         0.02%        0.18%

 Ratio of Non-Performing Assets to Total
  Assets                                              0.22%          0.11%        0.40%         0.38%        0.87%


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

GENERAL

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of OSB and Oshkosh Savings. The information contained in this section should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and the other sections contained in this Form 10-K.

RESULTS OF OPERATIONS

     The operating results of Oshkosh Savings depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans and securities available for sale, interest expense on interest-bearing liabilities, primarily deposits and borrowings. Oshkosh Savings' net income also is affected by the establishment of provisions for loan losses and the level of its other income, including fees on loans sold, deposit service charges, real estate activities, gains or losses from the sale of assets, as well as its other operating expenses and income tax provisions.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

     Net income for the year ended December 31, 1996 totaled $1.3 million, or $1.17 per share. This compares with net income of $267,000, or $.23 per share for 1995. The table below presents an analysis of net income and the effects of non-recurring charges on net income for each year, with a discussion following.

                                      1996      1995    $ Change  % Change
                                     -------------------------------------
                                            (Dollars in Thousands)
 Total interest and dividend
 income                              $18,401   $17,515      $886     5.06%
 Total interest expense               10,865    10,946      (81)    -0.74%
                                      --------------------------
 Net interest income                   7,536     6,569       967    14.72%
 Provision for loan losses               515       198       317   160.10%
                                      --------------------------
 Net Interest income after
 provision for loan losses             7,021     6,371       650    10.20%
 Non-interest income                     790       681       109    16.01%
 Non-interest expense                  5,059     5,262     (203)    -3.86%
 Gains on sale of assets                 248       192        56    29.17%
                                      --------------------------
 Pre-tax income before non-
 recurring charges                     3,000     1,982     1,018    51.36%
 Income tax expense                    1,011       768       243    31.64%
                                      --------------------------
 Net income before non-recurring
 charges                               1,989     1,214       775    63.84%
 Non-recurring charges (see text
 for detail) - net of tax                674       947
                                      ================
 Net income                           $1,315      $267
                                      ================

     OSB's core earnings (net income before non-recurring charges) increased $775,000. This was primarily the result of an increase of approximately $1 million in net interest income, partially offset by an additional $317,000 provision for loan losses and $243,000 in income tax expense. The increase in net interest income is primarily the result of an improvement in the interest rate spread from 2.06% for the year 1995 to 2.36% in 1996.

     The yield on interest-earning assets increased from 7.26% for 1995 to 7.45% for 1996. This was primarily the result of an increased emphasis on higher yielding commercial and consumer loans, rather than mortgage loans. Commercial and consumer loans increased to 21.2% of the total loan portfolio as of December 31, 1996, from 15% of the total portfolio at December 31, 1995. The yield on the commercial and consumer loans was 9.37% for 1996, compared to 7.63% for the same period on the mortgage loan portfolio. The other key factor in improving the interest rate spread was a decrease in the cost of borrowed funds from 6.11% in 1995 to 5.65% in 1996.

     The provision for loan losses increased from $198,000 for the year 1995 to $515,000 in 1996. This is due primarily to the increased emphasis on commercial and consumer loan origination. These loans carry more credit risk than real estate mortgage loans. The allowance for loan losses of $1.2 million at December 31, 1996 equals 0.72% of loans receivable, compared to $810,000 and 0.48%, respectively, at December 31, 1995. Non-performing assets at the end of 1996 were $567,000, or 0.22% of total assets, versus $228,000, or 0.09% of assets, at the end of 1995.

     The increase in provision for income taxes is due to the higher pre-tax earnings.

     The non-recurring charge in 1996 was a one-time special assessment by the FDIC of $1.05 million. Deposits of Oshkosh Savings are currently insured by the FDIC under the SAIF. The FDIC also maintains the BIF, which primarily insures commercial banks. A disparity existed in premium costs between the BIF and SAIF funds, with nearly 92% of BIF insured banks paying the statutory annual minimum of $2,000, while SAIF institutions paid premiums based on a schedule of $.23 to $.31 per $100 of deposits.

     On September 30, 1996, President Clinton signed the Deposit
Insurance Funds Act of 1996 ("DIFA"), which included the thrift fund rescue and relief package. Key elements of DIFA include:

     1)   One-time special assessment to capitalize the SAIF of
          65.7 basis points, based on March 31, 1995 deposits. The one-time assessment was charged in the third quarter 1996 and paid in November. The after-tax effect is $674,000, or $.60 per share.

     2) From 1997 through 1999, SAIF members will pay annual premiums estimated to be 6.7 basis points, while BIF members pay an estimated 1.3 basis points.

     3) SAIF and BIF will be merged on January 1, 1999, provided no savings associations exist on that day.

     4) DIFA also provides a number of important changes to reduce the regulatory burden on all financial institutions.

     The non-recurring charge in 1995 was fourth quarter after-tax charge of $947,000. This charge included the write-down of $814,000 for other than temporary loss of value in the mutual fund portfolio, $120,000 for costs associated with a review and analysis of the investment portfolio, and $95,000 related to changes in accounting practices, offset by $82,000 in income tax benefits. There was no income tax benefit recognized on the

$814,000 write-down of mutual funds. The loss incurred on the sale of mutual funds is a capital loss. Such losses are deductible only to the extent of capital gains. The losses may be carried forward for five years to offset future capital gains. Capital gains are realized by the sale of capital assets, which include marketable equity securities, property held for investment, branches, or investment securities held by a subsidiary of the bank. There can be no assurance that OSB will generate capital gains in the future to offset this capital loss.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO DECEMBER 31, 1994

     Net income declined to $267,000 in 1995, from $1.7 million in 1994. This resulted in a drop in earnings per share from $1.36 in 1994 to $.23 in 1995. The table below shows the basic elements of the decline, with a discussion following:

 STATEMENT OF INCOME HIGHLIGHTS
           ($ IN THOUSANDS)                 1995      1994  $ Change  % Change
 Interest and dividend income
      Mortgage loans                       $10,678  $8,460    $2,218     26.2%
      Other loans                            1,531     906       625     69.0%
      Mortgage-related securities            3,233   2,278       955     41.9%
      Other interest and dividend income     2,073   2,131      (58)     -2.7%
                                           -------------------------
 Total interest and dividend income         17,515  13,775     3,740     27.2%
                                           -------------------------
 Interest Expense
      Deposit accounts                       7,708   5,876     1,832     31.2%
      Borrowed funds                         3,238   1,337     1,900    142.1%
                                           -------------------------
 Total interest expense                     10,946   7,213     3,732     51.7%
                                           -------------------------
 Net interest income                         6,569   6,562         8      0.1%
 Provision for loan losses                     198      30       168    560.0%
                                           -------------------------
 Net interest income after provision for
 loan losses                                 6,371   6,532     (160)     -2.4%
                                           -------------------------

 Gain (loss) on sale of assets               (622)     128     (750)    -585.6%
 Other noninterest income                      681     719      (38)      -5.3%
                                           -------------------------
 Total noninterest income                       59     847     (788)     -93.0%
                                           -------------------------
 Total operating expenses                    5,477   4,659       818      17.6%
                                           -------------------------
 Income before taxes                          953    2,720   (1,767)     -64.9%
 Provision for income taxes                    686   1,018     (332)     -32.6%
                                           -------------------------
 Net Income                                   $267  $1,702  ($1,435)     -84.3%
                                           =========================

     The big reason for the decrease in net income was a fourth quarter charge of $947,000. This charge included a write down of $814,000 for other than temporary loss of value in the mutual fund portfolio, $120,000 for costs associated with a review and analysis of the investment portfolio, and $95,000 related to changes in accounting practices, offset by $82,000 in income tax benefits.

     There was no income tax benefit recognized on the $814,000 write down of the mutual funds. A loss incurred on the sale of a mutual fund is a capital loss. Capital losses are deductible only to the extent of capital gains. The losses may be carried forward for five years to offset future capital gains. Capital gains are realized by the sale of capital assets, which include marketable equity securities, property held for investment, branches, or investment securities held by a related entity of Oshkosh Savings. There can be no assurance that OSB will generate capital gains in the next five years. However, management will analyze future opportunities that could generate capital gains.

     Net interest income was virtually unchanged between the two years, as both total interest and dividend income and total interest expense increased significantly. Mortgage loan interest income increased by $2.2 million in 1995, primarily due to an increase in volume. The yield on mortgage loans declined slightly, from 7.66% in 1994 to 7.58% in 1995. But the yield increased steadily over the last six months of the year, and the weighted average yield at December 31, 1995 was 7.71%.

     Interest income on mortgage-related securities increased by $1.0 million, or 41.9%. Throughout 1994, Oshkosh Savings purchased $31.9 million of these securities. The increase in 1995 represents a full year's earnings on the securities purchased in 1994.

     Interest on other loans increased by $625,000 in 1995. This is the result of an increase in volume related to Oshkosh Savings' emphasis on commercial loans and second mortgage and home equity line of credit loans in 1995. These loans provide higher yields than other alternatives, typically at prime rate and above.

     Interest expense on borrowed funds increased by $1.9 million in 1995. This is due primarily to the increase of $25.4 million in borrowed funds from December 31, 1994 to December 31, 1995. Also, the costs of borrowed funds increased from 4.90% in 1994 to 6.11% in 1995.

     Interest expense on deposit accounts increased by $1.8 million in 1995. Since there was little change in deposit balances, the change is a result of an increase in costs of deposits from 4.12% in 1994 to 4.89% in 1995.

     The provision for loan losses increased from $30,000 in 1994 to $198,000 in 1995. This is the result of the increase in the loans receivable portfolio. Also, the entry into the relatively riskier loan types, namely commercial and consumer loans, contributed to the increase. General loss reserves as of December 31, 1995, were $810,000, or 0.48% of total loans receivable. This compares to the December 31, 1994 balance of $633,000, or 0.44% of total loans at that time. Non-performing assets were 0.09% of total assets at December 31, 1995, compared to 0.41% a year earlier.

     Ignoring the effect of fourth quarter charges, results of core operations in 1995 would have been:

                                     Twelve Months Ended
                                         December 31,
                                     -------------------
                                        1995      1994    $ Change    % Change
                                     -----------------------------------------

                                               (Dollars in Thousands)
 Net Interest Income After                                               -2.46%
 Provision for Loan Losses              $6,371   $6,532      ($161)
 Non-interest Income                       681      718        (37)      -5.15%
 Non-interest Expense                    5,262    4,658         604      12.97%
 Gains on Sale of Assets                   192      128          64      50.00%
                                      -----------------------------
 Pre-tax Income                          1,982   2,720        (738)     -27.13%
 Income Tax Expense                        768    1,018       (250)     -24.56%
                                      -----------------------------
 Net Income                             $1,214   $1,702      ($488)     -28.67%
                                      =============================


     Noninterest expenses increased by $604,000 in 1995, or 12.97%. Of this amount, $250,000 was for personnel costs for the first full year of operation for branch offices in Ripon and Wautoma, and the Business Banking Department. The Ripon branch opened in March 1994. The Wautoma branch opened in August 1994. The vice president of business banking was hired in July 1994, with the rest of his staff added in late 1994. Approximately $100,000 of the increase was related to the retirement of a senior officer in July 1995. The balance of the increase was due to normal increases in costs of doing business.

FINANCIAL CONDITION

     Assets decreased from $260.8 million at December 31, 1995 to $255.1 million at December 31, 1996, a decrease of 2.19%. The table below indicates the areas of change.

                                         As of December 31,
                                         ------------------
 $ in Millions                             1996      1995    $ Change  % Change
                                         --------------------------------------
 Assets
 ------
 Investment securities available
  for sale                                  $70.3     $79.6    ($9.3)   -11.68%
 Loans held for sale                          1.1       3.0     (1.9)   -63.33%
 Loans receivable                           170.7     165.4       5.3     3.20%
 Other Assets                                13.0      12.8       0.2     1.56%
                                         ------------------
 TOTAL ASSETS                              $255.1    $260.8     (5.7)    -2.19%
                                         ==================
 Liabilities and Stockholders' Equity
 ------------------------------------
 Deposit accounts                           162.1     156.8       5.3     3.38%
 Borrowed funds                              55.2      64.3     (9.1)   -14.15%
 Other liabilities                            6.0       7.1     (1.1)   -15.49%
 Stockholders' equity before treasury        40.2      39.4       0.8     2.03%
 stock
 Treasury stock                             (8.4)     (6.8)     (1.6)    23.53%
                                         ------------------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                      $255.1    $260.8    ($5.7)    -2.19%
                                         ==================


     The decrease in investment securities available for sale of $9.3 million is primarily the result of the sale of mutual fund investments. As mentioned previously, a charge of $814,000 was taken against these funds in 1995 because of an other than temporary loss in market value. After the markdown, the funds were sold, primarily in early 1996 at a slight gain. Oshkosh Savings has a balance of $890,000 remaining in mutual funds as of December 31, 1996. With the funds generated from the sale of the mutual funds, Oshkosh Savings paid off borrowed funds as the opportunity arose during the course of 1996. The balance in borrowed funds decreased from $64.3 million at December 31, 1995 to $55.2 million at the end of 1996, a decrease of just over $9 million. The cost of the borrowings also decreased from 6.11% in 1995 to 5.65% in 1996.

     As shown above, loans receivable increased by $5.3 million from December 31, 1995 to December 31, 1996. As mentioned previously, the effort was made to diversify the loan portfolio by emphasizing origination of commercial and consumer loans. The result was a $6.8 million increase in commercial loan balances and a $4.7 million increase in consumer loans. The bulk of the increase in consumer loans was in home equity lines of credit and second mortgages.

     The mortgage loan portfolio decreased by $6.2 million from the end of 1995 to December 31, 1996. In order to manage interest rate risk, Oshkosh Savings sells into the secondary market various fixed rate mortgage loans typically on terms of 15 years or greater. With relatively low fixed rate mortgage rates during much of 1996, demand for this type of loan was strong. Oshkosh Savings originated $17.4 million of long term fixed rate mortgage loans in 1996, and sold $19.3 million of such loans into the secondary market. The difference resulted in the $1.9 million decrease in balances in loans held for sale at the respective year ends.

     Deposit account balances increased by $5.3 million, or 3.38%, during the course of 1996. The primary area of growth was the Money Market Index account, which was introduced in late 1995. Balances in this account grew to $15.3 million as of December 31, 1996. The cost of funds for deposits remained constant at 4.89% for both 1995 and 1996.

     In 1996, as part of its stock buyback plans, OSB purchased 67,368 shares of its common stock on the open market at a total cost of $1.6 million, or an average of $23.77 per share. OSB still has authorization to purchase an additional 47,474 shares.

LIQUIDITY AND CAPITAL RESOURCES

     Oshkosh Savings' primary sources of funds are deposits, Federal Home Loan Bank of Chicago advances, principal and interest payments on loans, securities available for sale and securities to be held to maturity, and sale of fixed rate mortgage loans. The table shows these sources from year to year:

                              ($ in Millions)
                                   1996         1995        1994
                                  ------       ------      ------
Net Deposits                      $  5.3      ($ 1.6)       $ 17.5
FHLB advances                       (9.2)       25.6          31.4
Loan principal payments             51.4        49.2          37.5
Principal payments and maturities
   on securities                     8.0         7.9           7.0
Proceeds from loan sales            19.6         9.7          19.6
Interest income received            18.5        17.5          14.0
                                  ------      ------        ------
                                   $93.7      $108.1        $127.0
                                  ======      ======        ======

     The primary investing activity of Oshkosh Savings is the origination of loans. Loan originations were $74.1 million, $78.9 million, and $75.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. Other investment activities include the purchase of securities available for sale and securities to be held to maturity. Purchases were $10.0 million, $4.3 million, and $39.0 million for the three years, respectively.

     Both the sources of funds and investment opportunities are dependent upon factors such as the interest rate environment, general economic condition, and competition. Oshkosh Savings considers these factors in pricing loan and deposit products, and in making investment decisions.

     The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. Oshkosh Savings consistently maintains liquidity levels in excess of regulatory requirements.

     Oshkosh Savings is required to maintain specific amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 and regulations promulgated pursuant thereto. As of December 31, 1996 Oshkosh Savings was in compliance with all regulatory capital requirements which were effective as of such date, with tangible, core and risk-based capital ratios of 10.8%, 10.8% and 22.4%, respectively. Requirements are 1.5%, 3.0% and 8.0%, respectively.

EFFECT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of Oshkosh Savings is reflected in increased operating costs.
Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.
As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

FUTURE ACCOUNTING CHANGES

     The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in June 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. Under the financial-components approach, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred after a transfer of financial assets. In addition, the entity does not recognize financial assets when control has been surrendered and does not recognize liabilities when extinguished. This statement is required to be adopted by OSB for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS No.125 is not anticipated to have a significant impact on OSB's financial condition or results of operations once implemented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Summaries of consolidated results of operations on a quarterly basis for the years ended December 31, 1996 and 1995 are as follows:

 OPERATING DATA BY QUARTER
 FISCAL YEAR 1996                     First    Second       Third    Fourth
                                      -----    ------       -----    ------
                     (Dollars in Thousands, except per share amounts)
 Interest Income                     $4,612    $4,499      $4,601    $4,689
 Interest Expense                     2,812     2,642       2,714     2,697
                                      -----     -----       -----     -----
 Net Interest Income                  1,800     1,857       1,887     1,992
 Provision for Loan Losses              140        75         100       200
                                     ------   -------      ------    ------
 Net Interest Income After
    Provision For Loan Losses         1,660     1,782       1,787     1,792
 Non-Interest Income                    254       208         227       102
 Non-Interest Expense                 1,322     1,322       2,345     1,121
 Gains (Losses) From Sale of
    Loans Securities, and Other
    Assets                              130        10          67        41
                                     ------  --------    --------  --------
 Net Income Before Income Taxes         722       678       (264)       814
 Provision for Income Taxes             274       221       (113)       253
                                     ------    ------      ------    ------
 Net Income                         $   448   $   457     $ (151)   $   561
                                     ======    ======      ======    ======
 Earnings per Share                 $  0.39   $  0.41     ($0.13)   $  0.50
                                     ======    ======     =======    ======
 Cash Dividends per Share           $  0.14   $  0.16     $  0.16   $  0.16
                                     ======    ======      ======    ======

 FISCAL YEAR 1995
 Interest Income                     $4,143    $4,336      $4,472    $4,564
 Interest Expense                     2,541     2,761       2,789     2,855
                                     ------    ------      ------    ------

 Net Interest Income                  1,602     1,575       1,683     1,709
 Provision for Loan Losses               60        63          30        45
                                     ------    ------      ------    ------

 Net Interest Income After
    Provision for Loan Losses         1,542     1,512       1,653     1,664
 Non-Interest Income                    220       234         156        71
 Non-Interest Expense                 1,319     1,289       1,394     1,475
 Gains (Losses) from Sale of
    Loans, Securities, and
    Other Assets                          1       133          51     (807)
                                     ------    ------      ------    ------

 Income Before Income Taxes             444       590         466     (547)
 Provision for Income Taxes             167       226         174       119
                                     ------    ------      ------    ------

 Net Income                          $  277    $  364      $  292   $ (666)
                                     ======    ======      ======   =======
 Earnings per Share                  $ 0.23    $ 0.31      $ 0.25   $(0.56)
                                     ======    ======      ======   =======
 Cash Dividends per Share            $ 0.14    $ 0.14      $ 0.14    $ 0.14
                                     ======    ======      ======    ======

                CONSOLIDATED FINANCIAL STATEMENTS
                   INDEPENDENT AUDITOR'S REPORT



Board of Directors
OSB Financial Corp.
Oshkosh, Wisconsin


We have audited the accompanying consolidated statements of financial condition of OSB Financial Corp. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of OSB Financial Corp. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Wipfli Ullrich Bertelson LLP
---------------------------------
    Wipfli Ullrich Bertelson LLP


January 14, 1997
Green Bay, Wisconsin

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
OSB FINANCIAL CORP. AND SUBSIDIARIES

                                                                                    December 31,
                                                                        -------------------------------------
                                                                              1996                1995
                                                                        ----------------    ----------------
  ASSETS
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . .       $ 3,209,608           $3,495,645
  Interest-bearing deposits . . . . . . . . . . . . . . . . . . . .           776,253              293,752
                                                                       ----------------     ----------------
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         3,985,861            3,789,397
  Securities available for sale . . . . . . . . . . . . . . . . . .        70,311,158           79,600,781
  Interest receivable on interest-bearing deposits and
    investment securities . . . . . . . . . . . . . . . . . . . . .           515,364              401,556
  Loans held for sale . . . . . . . . . . . . . . . . . . . . . . .         1,137,004            3,070,257
  Investment in Federal Home Loan Bank stock, at cost . . . . . . .         3,166,000            3,065,300
  Loans receivable - Net  . . . . . . . . . . . . . . . . . . . . .       170,654,628          165,392,127
  Mortgage servicing rights . . . . . . . . . . . . . . . . . . . .           161,378                  -0-
  Foreclosed properties . . . . . . . . . . . . . . . . . . . . . .               -0-               34,000
  Interest receivable on loans  . . . . . . . . . . . . . . . . . .           873,184              910,814
  Real estate held for investment - Net . . . . . . . . . . . . . .           353,784              701,880
  Office properties and equipment . . . . . . . . . . . . . . . . .          3524,248            3,716,646
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .           148,012                  -0-
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .           274,222              131,029
                                                                       ----------------     ----------------
  TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .      $255,104,843         $260,813,787
                                                                       ================     ================
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposit accounts  . . . . . . . . . . . . . . . . . . . . . . .      $162,122,269         $156,782,149
    Borrowed funds  . . . . . . . . . . . . . . . . . . . . . . . .        55,160,000           64,335,000
      Advance payments by borrowers for taxes and insurance . . . .         2,264,469            3,622,325
    Accrued and other liabilities:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,161,583            1,135,807
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,485,031            2,112,941
    Income taxes:
      Current . . . . . . . . . . . . . . . . . . . . . . . . . . .           155,645              127,121
      Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . .               -0-               65,000
                                                                       ----------------     ----------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       223,348,997          228,180,343
                                                                       ----------------     ----------------
  Commitments and contingencies
  Stockholders' equity:
    Common stock - $.01 par value:  Authorized - 7,000,000 shares
      Issued - 1,530,000 and 1,518,000 shares at December 31, 1996
      and 1995, respectively  . . . . . . . . . . . . . . . . . . .            15,300               15,180
    Additional paid-in capital  . . . . . . . . . . . . . . . . . .        17,090,657           16,883,089
    Retained earnings - Substantially restricted  . . . . . . . . .        24,531,199           23,909,462
    Unearned compensation - ESOP  . . . . . . . . . . . . . . . . .          (520,226)            (614,941)
    Unearned compensation - MRP . . . . . . . . . . . . . . . . . .          (678,217)            (689,569)
    Unrealized loss on securities available for sale - Net of tax .          (248,833)             (37,000)
                                                                       ----------------     ----------------
    Totals  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,189,880           39,466,221
    Less - 369,866 and 302,498 shares of treasury common stock, at
      cost, at December 31, 1996 and 1995, respectively . . . . . .        (8,434,034)          (6,832,777)
                                                                       ----------------     ----------------
     Total stockholders' equity . . . . . . . . . . . . . . . . . .        31,755,846           32,633,444
                                                                       ----------------     ----------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . .      $255,104,843         $260,813,787
                                                                       ================     ================

                  See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
OSB FINANCIAL CORP. AND SUBSIDIARIES

                                                                 Year Ended December 31,
                                                     -----------------------------------------------
                                                          1996            1995             1994
                                                     -------------    -------------    -------------
  Interest and dividend income:
    Mortgage loans                                     $10,814,383      $10,677,738       $8,460,334
    Other loans                                          2,605,490        1,531,408          906,382
    Investment securities                                1,365,115        1,849,559        1,933,855
    Mortgage-related securities                          3,226,343        3,232,720        2,278,011
    Interest-bearing deposits                              183,286           42,359           96,293
    Dividends on stock in Federal Home Loan Bank           206,637          181,465          100,734
                                                     -------------    -------------    -------------
      Total interest and dividend income                18,401,254       17,515,249       13,775,609
                                                     -------------    -------------    -------------
  Interest expense:
    Deposit accounts                                     7,749,365        7,707,873        5,875,866
    Borrowed funds                                       3,115,722        3,237,740        1,337,311
                                                     -------------    -------------    -------------
      Total interest expense                            10,865,087       10,945,613        7,213,177
                                                     -------------    -------------    -------------
  Net interest income                                    7,536,167        6,569,636        6,562,432
  Provision for loan losses                                515,000          198,400           30,000
                                                     -------------    -------------    -------------
  Net interest income after provision
    for loan losses                                      7,021,167        6,371,236        6,532,432
                                                     -------------    -------------    -------------
  Noninterest income:
    Loan fees and charges                                  293,017          296,383          333,115
    Savings fees and charges - Net                         312,246          210,356          184,122
    Write-down of equity securities due to other
      than temporary loss in value                             -0-        (814,080)              -0-
    Gain (loss) on sale of loans                           218,513          183,085         (42,074)
    Gain (loss) on sale of investments                      11,003              -0-          (4,165)
    Gain on sale of other assets                            19,346            9,421          174,000
    Other income                                           184,410          174,253          201,701
                                                     -------------    -------------    -------------
      Total noninterest income                           1,038,535           59,418          846,699

  Operating expenses:
    Compensation, payroll taxes, and other
      employee benefits                                  2,518,000        2,619,989        2,252,194
    Marketing                                              221,846          191,510          231,315
    Occupancy                                              621,566          648,324          640,067
    Data processing                                        370,366          323,300          278,291
    Federal insurance premiums                           1,432,050          369,675          334,973
    Other                                                  945,797        1,324,168          921,520
                                                     -------------    -------------    -------------
      Total operating expenses                           6,109,625        5,476,966        4,658,360

  Income before provision for income taxes               1,950,077          953,688        2,720,771
  Provision for income taxes                               635,200          686,000        1,018,300
                                                     -------------    -------------    -------------
  Net income                                            $1,314,877         $267,688       $1,702,471
                                                     =============    =============    =============
  Earnings per share                                         $1.17             $.23            $1.36
                                                     =============    =============    =============
  Cash dividends per share                                    $.62             $.56             $.52
                                                     =============    =============    =============

             See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
OSB FINANCIAL CORP. AND SUBSIDIARIES


                                                                   Additional
                                                      Common         Paid-In        Retained       Unearned
                                                      Stock          Capital        Earnings         ESOP
                                                   -----------     -----------    -----------    -----------

  Balance at January 1, 1994                            $15,020    $16,630,980     $23,262,733     $(805,398)
  Exercise of stock options                                  20         22,980
  Net income for 1994                                                                1,702,471
  Cash dividends declared                                                            (676,007)
  Repayment on ESOP borrowing                                                                          94,752
  Purchase of treasury common stock
   - 106,095 shares
  Increase in unrealized loss on securities
   available for sale - Net of tax                  -----------    -----------     -----------    -----------

  Balance at December 31, 1994                           15,040     16,653,960     24,289,197       (710,646)
  Exercise of stock options                                 140        228,660
  Net income for 1995                                                                  267,688
  Cash dividends declared                                                            (647,423)
  Award of MRP shares                                                      469
  Repayment on ESOP borrowing                                                                          95,705
  Purchase of treasury common stock
   - 50,103 shares
  Decrease in unrealized loss on securities
   available for sale - Net of tax                  -----------    -----------     -----------    -----------

  Balance at December 31, 1995                           15,180     16,883,089     23,909,462       (614,941)
  Exercise of stock options                                 120        195,518
  Net income for 1996                                                                1,314,877
  Cash dividends declared                                                            (693,140)
  Award of MRP shares                                                   12,050
  Repayment on ESOP borrowing                                                                          94,715
  Purchase of treasury common stock
   - 67,368 shares
  Increase in unrealized loss on securities
   available for sale - Net of tax                  -----------    -----------     -----------    -----------

  Balance at December 31, 1996                          $15,300    $17,090,657     $24,531,199     $(520,226)
                                                    ===========    ===========     ===========    ===========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
OSB FINANCIAL CORP. AND SUBSIDIARIES - (continued)

                                                                  Unrealized
                                                                   Loss on
                                                                  Securities
                                                                  Available
                                                Compensation      for Sale -       Treasury
                                                     MRP          Net of Tax     Common Stock       Total
                                                 -----------     -----------     -----------     -----------
  Balance at January 1, 1994                       $(690,000)       $(90,000)     $(3,275,434)    $35,047,901
  Exercise of stock options                                                                            23,000
  Net income for 1994                                                                               1,702,471
  Cash dividends declared                                                                           (676,007)
  Repayment on ESOP borrowing                                                                          94,752
  Purchase of treasury common stock
   - 106,095 shares                                                                (2,381,026)    (2,381,026)
  Increase in unrealized loss on securities                       (1,550,000)                     (1,550,000)
   available for sale - Net of tax                -----------     -----------      -----------    -----------

  Balance at December 31, 1994                      (690,000)     (1,650,000)      (5,656,460)     32,261,091
  Exercise of stock options                                                                           228,800
  Net income for 1995                                                                                 267,688
  Cash dividends declared                                 431                                       (647,423)
  Award of MRP shares                                                                                     900
  Repayment on ESOP borrowing                                                                          95,705
  Purchase of treasury common stock
   - 50,103 shares                                                                 (1,176,317)    (1,176,317)
  Decrease in unrealized loss on securities                         1,603,000                       1,603,000
   available for sale - Net of tax                -----------     -----------      -----------    -----------

  Balance at December 31, 1995                      (689,569)       (67,000)       (6,832,277)     32,633,444
  Exercise of stock options                                                                           195,638
  Net income for 1996                                                                               1,314,877
  Cash dividends declared                                                                           (693,140)
  Award of MRP shares                                  11,352                                          23,402
  Repayment on ESOP borrowing                                                                          94,715
  Purchase of treasury common stock
   - 67,368 shares                                                                 (1,601,257)    (1,601,257)
  Increase in unrealized loss on securities                         (211,833)                       (211,833)
   available for sale - Net of tax                -----------     -----------      -----------    -----------

  Balance at December 31, 1996                     $(678,217)     $(248,833)      $(8,434,034)    $31,755,846
                                                  ===========     ===========      ===========    ===========

     See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OSB FINANCIAL CORP. AND SUBSIDIARIES

                                                                  1996             1995             1994
                                                             --------------   --------------   --------------

Cash flows from operating activities:

  Net income                                                    $1,314,877         $267,688       $1,702,471
                                                             --------------   --------------   --------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                329,708          303,250          312,302
      Provision for estimated losses on assets                     515,000          285,400           30,000
      Net gain on sale of assets                                  (248,862)        (192,506)         (64,771)
      Write-down of equity securities due to other
        than temporary loss in value                                   -0-          814,080              -0-
      Provision (credit) for deferred income taxes                 (91,804)          69,142         (144,000)
      Loans originated for sale                                (17,396,525)      (8,722,254)      (8,105,632)
      Proceeds from loan sales                                  19,551,481        9,747,853       19,645,597
      Changes in operating assets and liabilities                  147,880          165,294          (57,856)
                                                             --------------   --------------   --------------
        Total adjustments                                        2,806,878        2,470,259       11,615,640
                                                             --------------   --------------   --------------
  Net cash provided by operating activities                      4,121,755        2,737,947       13,318,111
                                                             --------------   --------------   --------------
  Cash flows from investing activities:
    Proceeds from sale of securities available for sale         10,858,957              -0-        1,602,335
    Proceeds from maturities of investment securities            5,500,000        6,061,225        2,000,000
    Purchase of investment securities                           (9,956,828)             -0-       (6,516,392)
    Principal repayments on mortgage-related securities          2,556,965        1,882,321        4,989,827
    Purchase of mortgage-related securities                            -0-       (4,284,418)     (31,884,294)
    Net increase in loans                                       (5,777,501)     (24,906,740)     (30,567,148)
    Purchase of FHLB stock                                        (356,500)      (1,080,300)        (594,200)
    Proceeds from redemption of FHLB stock                         255,800              -0-              -0-
    Proceeds from sale of foreclosed properties
      and investment properties                                    401,061          246,386        1,200,293
    Capital expenditures                                          (131,628)        (531,587)      (1,107,829)
                                                             --------------   --------------   --------------
  Net cash provided by (used in) investing activities            3,350,326      (22,613,113)     (60,877,408)
                                                             --------------   --------------   --------------
  Cash flows from financing activities:
    Net increase (decrease) in deposit accounts                  5,340,120       (1,553,059)      17,551,601
    Net increase (decrease) in borrowed funds                   (9,175,000)      25,385,000       31,400,000
    Net increase (decrease) in advance payments by
      borrowers for taxes and insurance                         (1,357,856)         (22,630)         293,950
  Exercise of stock options                                        195,638          228,800           23,000
  Purchase of treasury common stock                             (1,601,257)      (1,176,317)      (2,381,026)
  Dividends paid                                                  (677,262)        (647,423)        (663,466)
                                                             --------------   --------------   --------------
  Net cash provided by (used in) financing activities           (7,275,617)      22,214,371       46,224,059
                                                             --------------   --------------   --------------
Net increase (decrease) in cash and cash equivalents               196,464        2,339,205       (1,335,238)
Cash and cash equivalents at beginning                           3,789,397        1,450,192        2,785,430
                                                             --------------   --------------   --------------
Cash and cash equivalents at end                              $  3,985,861     $  3,789,397     $  1,450,192
                                                             ==============   ==============   ==============

Supplemental information:
------------------------
Cash paid during the year for:
  Interest on deposit accounts                                  $7,674,539      $7,599,100       $ 5,708,435
  Interest on borrowed funds                                     3,164,772       3,112,541         1,190,187
  Income taxes                                                     640,825         728,331         1,062,250
Loans transferred to foreclosed
  properties                                                           -0-          81,000           351,473
Loans originated from sale of foreclosed properties                    -0-          64,000           212,362
Loans transferred to held for sale from held for investment            -0-       3,701,058               -0-
Loans transferred to held for investment from held for sale        567,678             -0-               -0-

              See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CSB FINANCIAL CORP.
AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The accounting policies of OSB Financial Corp. and Subsidiaries (the "Corporation") conform to generally accepted accounting principles and prevailing practices within the thrift industry. A summary of the more significant accounting policies follows.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of OSB Financial Corp.; Oshkosh Savings Bank, FSB, (the "Bank"); and its wholly owned subsidiaries, Oshkosh Financial, Inc. and OSB Investments, Inc., after elimination of significant intercompany accounts and transactions.

Nature of Operations
--------------------

OSB Financial Corp. is the holding company for Oshkosh Savings Bank, FSB. The holding company owns all of the outstanding stock of the Bank. The Bank is a federally chartered stock savings bank which conducts its business through seven full service facilities. The Bank operates as a full service financial institution with a primary market area including, but not limited to, Winnebago, Outagamie, Calumet, Marquette, Fond du Lac, Green Lake, and Waushara counties. The Bank emphasizes permanent and construction loans secured by residential real estate. The Bank also originates multi-family, construction, and commercial loans. Oshkosh Financial, Inc. sells mutual funds and other non-traditional products through an operating agreement. OSB Investments, Inc., a Nevada corporation, owns and manages a portfolio of investment securities, all of which are permissible investments of the Bank itself.

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------

The Corporation considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Investments in Securities
-------------------------

The Corporation's investments in securities are classified as available for sale and are accounted for as follows:

Securities available for sale consist of equity securities and debt and mortgage-related securities. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized, if judged to be temporary.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Investment securities are analyzed by management to determine whether a decline in fair value below the amortized cost basis is temporary. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write-down is included in the income statement.

Loans Held for Sale
-------------------

Loans held for sale consist of the current origination of certain fixed-rate, first-mortgage loans and are recorded at the lower of aggregate cost or market value. Fees received from the borrower are deferred and recorded as an adjustment of the sale price. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor, adjusted for an estimated normal servicing fee. The servicing fee is recognized when the related loan payments are received.

Loans Receivable
----------------

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan-origination fees and discounts.

Interest income is recognized using the interest method. Accrual of interest is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. At that time, any accrued but uncollected interest is reversed, and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured.

Loan Fees and Related Costs
---------------------------

Loan-origination fees, commitment fees, and direct loan-origination costs are being deferred and the net amounts amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts into interest income, using the level-yield method, over the contractual life of the related loan.

Other loan fees not required to be recognized as a yield adjustment are included in loan fees and service charges.

Mortgage Servicing Rights
-------------------------

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified by rate in the quarter in which they were sold.

Real Estate Held for Investment and Foreclosed Properties
---------------------------------------------------------

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure. Real estate properties held for investment are carried at the lower of cost or net realizable value. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

Provision for Estimated Losses on Loans and Foreclosed Properties
-----------------------------------------------------------------

Effective January 1, 1995, the Corporation adopted Statement of
Financial Accounting Standards (SFAS) No. 114, "Accounting by
Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income
Recognition and Disclosures" (SFAS No. 114).

In accordance with the new standard, the allowance for loan losses would include specific allowances related to loans which have been judged to be impaired and which fall within the scope of SFAS No. 114 (primarily commercial loans). A loan is impaired when, based on current information, it is probable the

Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Since the Corporation evaluates the overall adequacy of the allowance for loan losses on an ongoing basis, the adoption of SFAS No. 114 did not effect the amount of the allowance for loan losses or the existing income recognition and charge-off policies for nonperforming loans.

The Corporation continues to maintain a general allowance for loans and foreclosed properties not within the scope of SFAS
No. 114. The allowance for loans and foreclosed properties losses is maintained at a level which management believes is adequate to provide for possible losses. Management periodically evaluates the adequacy of the allowance using the Corporation's past loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

Income Taxes
------------

Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the difference between the consolidated financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax asset and liability.

Office Properties and Equipment
-------------------------------

Office properties and equipment are recorded at cost.
Maintenance and repair costs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income. The cost of office properties and equipment is being depreciated principally by the straight-line method over the estimated useful lives of the assets for financial reporting purposes.

Advertising Costs
-----------------

Advertising costs are expensed as incurred.

Earnings per Share
------------------

Earnings per share of common stock for the years ended
December 31, 1996, 1995, and 1994, were computed based on consolidated net income and weighted average outstanding shares.
The resulting weighted average number of shares for the years ended December 31, 1996, 1995, and 1994, are 1,123,060;
1,172,490; and 1,255,075, respectively.

For purpose of earnings per share calculations, MRP shares are considered issued and outstanding when awarded. ESOP shares are considered issued and outstanding.

Common stock equivalents are computed using the treasury stock method. Since there is less than 3% dilution, primary and fully diluted earnings per share are the same.

Future Accounting Changes
-------------------------

The Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement provides guidelines for classification of a transfer as a sale. The statement also requires liabilities incurred or obtained by transferors as part of a transfer of financial assets be initially recorded at fair value. Subsequent to acquisition, the servicing assets and liabilities are to be amortized over the estimated net servicing period. This statement is required to be adopted for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.

In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers implementation of certain provisions of SFAS No. 125 for one year. Adoption of SFAS No. 127 is not anticipated to have a significant impact on the Corporation's financial condition or results of operations once implemented.

NOTE 2 - CHANGE IN ACCOUNTING METHOD
------------------------------------

The FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," in May 1995. As required under the statement, the Corporation adopted the provisions of the new standard effective January 1 1996. SFAS No. 122 requires accounting recognition of the rights to service mortgage loans for others. In accordance with SFAS No. 122, prior-period consolidated financial statements have not been restated to reflect the change in accounting principle.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." As required under the statement, the Corporation adopted the provisions of the new standard effective January 1, 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement requires disclosure in the notes to the financial statements of the difference between the "fair value method" and the "intrinsic value method" as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Corporation has elected to continue to account for stock-based compensation in accordance with APB Opinion No. 25 on the financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

The amortized cost and estimated fair value of the Corporation's investment securities available for sale at December 31 are as follows:

                                                                  Gross            Gross
                                               Amortized       Unrealized       Unrealized        Estimated
                                                 Cost             Gains           Losses         Fair Value
                                             ------------     ------------     ------------     ------------
          1996
  U.S. government and agency securities        $20,483,139         $102,637          $70,341      $20,515,435
  Obligations of state and
     political subdivisions                      4,554,669           23,253           12,977        4,564,945
  Mortgage-related securities                   44,772,299          361,970          797,940       44,336,329
  Mutual funds - Marketable
     equity securities                             889,776              -0-            1,785          887,991
  Other                                              6,458              -0-              -0-            6,458
                                              ------------     ------------     ------------     ------------
  Total                                        $70,706,341         $487,860         $883,043      $70,311,158
                                              ============     ============     ============     ============

          1995
  U.S. government and agency securities        $16,080,046         $119,782          $32,740      $16,167,088
  Obligations of state and
     political subdivisions                      4,549,362           25,084           15,561        4,558,885
  Mortgage-related securities                   49,996,739          598,502          757,209       49,838,032
  Mutual funds - Marketable
     equity securities                           9,030,318              -0-              -0-        9,030,318
  Other                                              6,458              -0-              -0-            6,458
                                              ------------     ------------     ------------     ------------
  Total                                        $79,662,923         $743,368         $805,510      $79,600,781
                                              ============     ============     ============     ============

The amortized cost and estimated fair value of debt securities available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities for mortgage-related securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Amortized     Estimated
                                          Cost       Fair Value
                                       -----------   -----------
 Due in one year or less                $3,521,182    $3,529,150
 Due after one year through             17,353,711    17,377,561
    five years
 Due after five years through            4,162,915     4,173,669
    ten years
 Mortgage-related securities            44,772,299    44,336,329
                                       -----------   -----------
 Total                                 $69,810,107   $69,416,709
                                       ===========   ===========

Proceeds from sale of securities available for sale for the year ended December 31, 1996 were $10,858,957. Gross gains of $21,391 and gross losses of $10,388 were realized on sales in 1996. The Corporation recognized a loss in 1995 of $814,080 due to other than temporary price declines on mutual funds. There were no sales of securities available for sale in 1995. Proceeds from sales of securities available for sale during the year ended December 31, 1994, were $1,602,335. Gross gains of $28,125 and gross losses of $32,290 were realized on sales in 1994.

Fair values of many securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

In December 1995, securities with a book value of approximately $42,913,000 and an estimated fair value of $42,617,000 were transferred from the held to maturity classification to the available for sale classification. The transfer was made in accordance with the Financial Accounting Standards Board Guide to Implementation of SFAS No. 115.

NOTE 4 - LOANS RECEIVABLE
-------------------------

Details of loans receivable at December 31 follow:

                                                1996                1995
                                          ----------------    ----------------
  First-mortgage loans:
  One to four-family residential              $123,073,617        $129,061,810
  Multifamily residential                        6,433,259           6,797,396
  Construction                                   7,710,313           7,892,925
  Land                                           1,029,975           1,703,296
                                           ----------------    ----------------
  Total first-mortgage loans                   138,247,164         145,455,427
                                           ----------------    ----------------
  Consumer loans:
  Consumer - Residential                        14,176,164          10,584,771
  Education loans                                1,710,534             830,668
  Auto                                           1,122,267           1,387,731
  Other secured                                    901,861             549,562
  Unsecured                                        685,461             559,142
                                           ----------------    ----------------
  Total consumer                                18,596,287          13,911,874
                                           ----------------    ----------------
  Commercial loans:
  Real estate                                   15,055,806           9,146,747
  Other                                          3,622,130           2,712,650
                                           ----------------    ----------------
  Total commercial loans                        18,677,936          11,859,397
                                           ----------------    ----------------
  Subtotals                                    175,521,387         171,226,698
                                           ----------------    ----------------
  Less:
  Undisbursed loan proceeds                      3,651,320           4,868,373
  Allowance for loan losses                      1,226,738             810,176
  Net deferred loan-origination fees (costs)       (11,299)             156,022
                                            ---------------    ----------------
  Subtotals                                      4,866,759           5,834,571
                                            ----------------    ----------------
  Totals                                      $170,654,628        $165,392,127
                                            ================    ================

A summary of the activity in the allowance for loan losses is as follows:

                                            Year Ended December 31,
                                       ----------------------------------
                                         1996         1995         1994
                                      ----------   ----------   ----------
 Balance at beginning                   $810,176     $632,651     $645,000
 Provisions                              515,000      198,400       30,000
 Charge offs, net of recoveries         (98,438)     (20,875)     (42,349)
                                      ----------   ----------   ----------
 Balance at end                       $1,226,738     $810,176     $632,651
                                      ==========   ==========   ==========

The Bank had $60,000 of impaired loans at December 31, 1996, all of which were on a nonaccrual basis. The average recorded investment in impaired loans during 1996 was approximately $109,993, for which no interest income was recognized in 1996. The Bank had no impaired loans at December 31, 1995.

The majority of the Bank's lending activity is with borrowers located within its primary market area. Although the Bank has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the general economic conditions of the area.

NOTE 5 - LOAN SERVICING
-----------------------

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $101,824,785 and $95,381,412 at December 31, 1996 and 1995,
respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in "Accrued and Other
Liabilities-Other", were $801,600 and $656,826 at December 31,
1996 and 1995, respectively.

No impairment of mortgage servicing rights existed at December
31, 1996, therefore no valuation allowance was recorded.

Following is an analysis of changes in mortgage servicing rights in 1996.

Balance January 1, 1996                          $   -0-
    Capitalized amounts                           193,298
    Less - Amortization                           (31,920)
                                                 ---------
Balance December 31, 1996                        $161,378
                                                 =========

Mortgage servicing rights are required to be recognized as a separate asset and amortized over the estimated servicing income beginning on January 1, 1996. Mortgage servicing rights were stratified by rate in the quarter in which they were sold and amortized using the level yield method.

NOTE 6 - FORECLOSED PROPERTIES
------------------------------

Foreclosed properties at December 31 are summarized as follows:

                                           1996       1995
                                        ---------   --------
Acquired by foreclosure or by deed
 in lieu of foreclosure                 $     -0-   $ 81,000
Less - Allowance for estimated losses         -0-     47,000
                                        ---------   --------
Totals                                  $     -0-   $ 34,000
                                        =========   ========

A summary of the activity in the allowance for losses on foreclosed properties is as follows:

                                   Year Ended December 31,
                             -----------------------------------
                              1996          1995          1994
                             --------     ---------     --------
Balance at beginning         $47,000       $   -0-      $ 5,175
Provisions                       -0-        47,000          -0-
Charge offs                  (47,000)          -0-       (5,175)
                             --------     ---------     --------
Balance at end               $   -0-       $47,000      $   -0-
                             ========     =========     ========


NOTE 7 - OFFICE PROPERTIES AND EQUIPMENT
----------------------------------------

Office properties and equipment at December 31 consist of the following:
                                          1996            1995
                                      -----------     -----------
Land and land improvements            $  434,029      $  427,194
Buildings and building improvements    3,991,005       3,992,867
Furniture, fixtures, and equipment     2,102,924       1,980,973
Automobiles                               24,841          32,869
                                      -----------     -----------
Subtotals                              6,552,799       6,433,903
Less - Accumulated depreciation       (3,028,551)      2,717,257
                                      -----------     -----------
Totals                                $3,524,248      $3,716,646
                                      ===========     ===========

Depreciation charged to operations totaled $321,218 in 1996, $317,437 in 1995, and $295,116 in 1994.

NOTE 8 - DEPOSIT ACCOUNTS
-------------------------

Deposit accounts at December 31 are summarized as follows:
                                          1996            1995
                                      -----------     -----------
Business Checking (0.00%)             $ 1,462,304      $  729,853
NOW Accounts (1.75% to 2.00% in
  1996 and 1.75% to 2.25% in 1995)     14,163,812      14,302,734
Passbook accounts
   (2.50% in 1996 and 1995)            18,018,949      20,674,370
Money Manager accounts
   (2.75% to 5.00% in 1996 and
    3.00% to 5.00% in 1995)             3,829,577       4,136,392
Money Market Index accounts
   (4.73% to 5.47% in 1996 and
    5.29% to 5.51% in 1995)            15,288,501       9,756,039
Certificate accounts
   (4.72% to 6.69% in 1996 and
    4.80% to 7.78% in 1995)           109,359,126     107,182,761
                                      -----------     -----------
Totals                               $162,122,269    $156,782,149
                                      ===========     ===========
Weighted average interest rate              4.57%           4.68%
                                      ===========     ===========

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $3,832,058 and $4,980,718 at December 31, 1996 and 1995, respectively.

On December 31, 1996 certificate accounts have scheduled maturity dates as follows:

                                               Year Ending December 31,
              -----------------------------------------------------------------------------------------
                  1997            1998            1999           2000           2001          Total
              -----------     -----------     -----------     ----------     ----------    ------------
2.00-2.99%    $     7,402     $       -0-     $       -0-     $      -0-     $      -0-    $      7,402
3.00-3.99%      1,037,446             -0-             -0-            -0-            -0-       1,037,446
4.00-4.99%      3,292,248         367,705             -0-            -0-            -0-       3,659,953
5.00-5.99%     64,102,848      20,560,840       8,937,337      3,939,703        892,161      98,432,889
6.00-6.99%      3,546,795       1,024,614       1,559,944         80,083            -0-       6,211,436
7.00-7.99%         10,000             -0-             -0-            -0-            -0-          10,000
              -----------     -----------     -----------     ----------     ----------    ------------
              $71,996,739     $21,953,159     $10,497,281     $4,019,786     $  892,161    $109,359,126
              ===========     ===========     ===========     ==========     ==========    ============

Interest expense on deposit accounts consists of the following:

                                             Year Ended December 31,
                                    ------------------------------------------
                                        1996           1995           1994
                                    ----------      ----------      ----------
NOW and Money Manager accounts      $  351,367      $  358,124      $  384,547
Passbook accounts                      521,932         800,942         780,394
Money Market Index accounts            713,649          90,795            -0-
Certificate of deposit accounts      6,162,417       6,458,012       4,710,925
                                    ----------      ----------      ----------
                                    $7,749,365      $7,707,873      $5,875,866
                                    ==========      ==========      ==========

NOTE 9 - BORROWED FUNDS
-----------------------

As a member of the Federal Home Loan Bank (FHLB) system, the Bank may utilize various borrowing alternatives, secured by pledges of mortgage loans and FHLB stock.

At December 31, 1996, the Bank had a total of $55,160,000 in FHLB advances outstanding. Advances of $500,000 are on an open line dated May 26, 1994, with interest at a daily adjustable rate (6.95% at December 31, 1996). The remaining advances of $54,660,000 have original maturities from 2 to 48 months with interest rates ranging from 5.08% to 6.13%. Interest is payable monthly.

At December 31, 1995, the Bank had a total of $59,335,000 in FHLB advances outstanding. Advances of $3,850,000 were on the open line of credit, with interest at a daily adjustable rate (5.31% at December 31, 1995). The remaining advances of $55,485,000 had original maturities ranging from 3 to 48 months with interest rates ranging from 4.89% to 6.12%. Interest was payable monthly.

At December 31, 1995, the Bank also had Federal Funds purchased of $5,000,000 at a commercial bank. The interest rate (6.13% at December 31, 1995) was adjustable and payable daily.

Required payments of principal on borrowed funds at December 31, 1996, including line of credit and current maturities, are summarized as follows:

     1997        $47,810,000
     1998          6,100,000
     1999          1,250,000
                 ------------
     Total       $55,160,000
                 ============

NOTE 10 - EMPLOYEE RETIREMENT PLANS
-----------------------------------

The Bank has a qualified defined contribution 401(k) plan covering substantially all of its full-time employees. The Bank matches 50% of the employee's contribution up to a maximum employee contribution of 4%. The defined contribution 401(k) retirement plan expense totaled $31,758, $26,868, and $25,658 for 1996, 1995, and 1994, respectively.

The Corporation also sponsors an Employee Stock Ownership Plan
(ESOP) for substantially all of its employees. The ESOP originally borrowed $1,035,000 from OSB Financial Corp. and purchased 90,000 shares of Corporation common stock. The loan is payable at $23,688 on a quarterly basis plus interest at the prime rate (8.25% at December 31, 1996 and 8.5% at December 31,
1995) over a ten-year amortization. Contributions to the plan must be sufficient to service the ESOP loan. Any additional contributions are determined by the Board of Directors.

ESOP expense was $93,521, $105,171, and $105,057 for 1996, 1995, and 1994, respectively. Dividends earned by the ESOP were $49,780, $49,629, and $44,642 for 1996, 1995, and 1994, respectively, and were used to reduce loan principal. Outstanding ESOP debt at December 31, 1996, is reflected in the consolidated statement of financial condition as unearned compensation in stockholders' equity. There are 45,237 shares remaining to be allocated to ESOP participants at December 31, 1996.

NOTE 11 - STOCK BASED COMPENSATION PLAN
---------------------------------------

The Corporation has authorized 150,000 shares of common stock to be allowed for a nonqualified stock option plan for employees and directors. A committee comprised of at least two directors of the Corporation administer the plan. The committee determines the granting of options. The options may be incentive stock options (ISO) or nonincentive stock options (SO). ISO's option price may not be less than fair market value at grant date. SO's option price is established by the committee. The plan's ability to grant option awards will terminate June 30, 2002, ten years from the effective date, unless terminated sooner. All options granted also have an exercise term of ten years from grant date, unless the grantee owns more than 10% of the outstanding common stock, in which case the exercise term is five years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value (all options were granted in 1995):

Dividend yield                              3.30%
Risk-free interest rate                     5.15%
Expected life                             7 years
Expected volatility                        30.79%

The weighted average fair value of options granted in 1995 as of their grant date, using the assumptions shown above, was computed at $4.56 per option.

The Corporation applies APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been reduced as follows:

                                 1996               1995
                              ----------           ----------
Net income:
----------
   As reported                $1,314,877           $  267,688
                              ==========           ==========
   Pro forma                  $1,280,821           $  251,376
                              ==========           ==========

Earnings per share:
------------------
   As reported                    $1.17                $0.23
                              ==========           ==========
   Pro forma                      $1.12                $0.21
                              ==========           ==========

As discussed in Note 17, the Corporation has entered into an agreement for a merger of equals. As part of this merger, all outstanding stock options become vested. The accelerated vesting has not been taken into account in the pro forma information provided above.

The following is a summary of stock option transactions for the three years ended December 31, 1996:

                                        Number
                                        of Shares      Per Share
                                       -----------   ------------
Outstanding at December 31, 1993         45,000            $11.50
Granted                                   3,000             22.50
Exercised                                (2,000)            11.50
                                       -----------

Outstanding at December 31, 1994         46,000       11.50-22.50
Granted                                  41,425       21.25-24.25
Exercised                               (14,000)            11.50
Canceled                                 (1,500)            23.88
                                       -----------

Outstanding at December 31, 1995         71,925       11.50-24.25
Exercised                               (12,000)            11.50
                                       -----------   ------------
Outstanding at December 31, 1996         59,925      $11.50-24.25
                                       ===========   ============

Eligible at December 31, 1996,
  for exercise currently                 25,500
                                       ===========

The following is a summary of the status of stock options outstanding at December 31, 1996:

                           Outstanding Options                                     Exercisable Options
  ---------------------------------------------------------------------     --------------------------------
                                          Weighted
                                           Average
                                          Remaining         Weighted                             Weighted
     Exercise                            Contractual         Average                              Average
    Price Range          Number             Life         Exercise Price         Number        Exercise Price
  --------------     --------------    --------------    --------------     --------------    --------------
      $11.50             17,000          Exercisable         $11.50             17,000            $11.50
   21.00 - 24.00         22,000            3 years            23.03             8,500              22.69
       24.25             20,925            3 years            24.25

The Corporation also sponsors a Management Development and Recognition Plan (MRP) for the benefit of officers and key management employees. The Corporation has reserved 60,000 shares of common stock for the MRP. A committee of directors has sole discretion to determine plan share awards. Compensation expense is recorded as the recipients become vested in the shares awarded. Compensation expense is based on the stock's fair market value at the date of the award. Unvested shares are reflected in the consolidated statement of financial condition as unearned compensation in stockholders' equity. At December 31, 1996, 11,350 shares have been awarded to key management employees at prices between $23.63 and $24.00 per share. These shares vest at various times during the next 11 years. During 1996, $23,402 has been amortized to expense.

NOTE 12 - INCOME TAXES
----------------------

The provision for income taxes consists of the following:

                                       Year Ended December 31,
                            -------------------------------------------
                               1996            1995             1994
                            ----------      ----------       ----------
Current tax expense:
  Federal                    $702,004        $492,858         $910,000
  State                        25,000         124,000          252,300
                            ----------      ----------       ----------
Total current                 727,004         616,858        1,162,300
                            ----------      ----------       ----------
Deferred tax benefit:
  Federal                     (57,804)       (199,858)        (115,000)
  State                       (14,000)        (51,000)         (29,000)
                            ----------      ----------       ----------
Total deferred                (71,804)       (250,858)        (144,000)
                            ----------      ----------       ----------
Change in valuation
 allowance                    (20,000)        320,000              -0-
                            ----------      ----------       ----------
Total provision for
 income taxes                $635,200        $686,000       $1,018,300
                            ==========      ==========       ==========

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. The major components of the net deferred tax asset are as follows:

                                            1996         1995
                                         ----------   ----------
Deferred tax assets:
   Allowance for loan losses              $370,000     $185,000
   Deferred directors' fees                298,000      260,000
   Unrealized loss on securities
     available for sale                    146,350       25,142
   Capital loss carryover                  300,000      320,000
   Other                                    56,662       59,858
                                         ----------   ----------
Total deferred tax assets                1,171,012      850,000
Valuation allowance                       (300,000)    (320,000)
                                         ----------   ----------
Subtotals                                  871,012      530,000
                                         ----------   ----------
Deferred tax liabilities:
   Depreciation                           (506,000)    (494,000)
   FHLB stock dividends                    (82,000)     (99,000)
   Deferred loan fees                      (72,000)      (2,000)
   Mortgage servicing rights               (63,000)        -0-
                                         ----------   ----------
Total deferred tax liabilities            (723,000)    (595,000)
                                         ----------   ----------
Net deferred tax asset (liability)        $148,012     $(65,000)
                                         ==========   ==========

The provision for income taxes differs from that computed at the federal statutory corporate tax rates as follows:

                                                      Year Ended December 31,
                                   ------------------------------------------------------------------------
                                             1996                     1995                     1994
                                   ---------------------    ---------------------     ---------------------
                                      Amount     Percent       Amount     Percent        Amount     Percent
                                   -----------   -------    -----------   -------     -----------   -------
Income before income taxes         $1,950,077                 $953,688                $2,720,771
                                   ===========              ===========               ===========
Tax at federal statutory rates       $663,000       34        $324,000      34          $925,000       34
State income taxes - Net of
 federal income tax benefits            7,000                   48,000       5           147,000        5
Tax-exempt interest and dividend
 exclusion                            (68,000)      (3)        (66,000)     (7)          (57,000)      (2)
Change in valuation allowance         (20,000)      (1)        320,000      34              -0-
Other                                  53,200        3          60,000       6             3,300
                                   -----------     ----     -----------    ----       -----------     ----
Totals                               $635,200       33        $686,000      72        $1,018,300       37
                                   ===========     ====     ===========    ====       ===========     ====

NOTE 13 - STOCKHOLDERS' EQUITY
------------------------------

At the time of its stock conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the date of the latest consolidated statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account.
In the event of a complete liquidation, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. Except for the purchase of stock and payment of dividends by the Bank, the existence of the liquidation account will not restrict use or application of stockholders' equity.

Under federal laws and regulations, the Bank is required to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholder's equity minus certain intangible assets and investments in and advances to "nonincludable" subsidiaries. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address risk related to both recorded assets and off-balance-sheet commitments and obligations.

The following table summarizes the Bank's capital ratios and the ratios required by federal laws and regulations at December 31, 1996:

                                   Tangible       Core      Risk-Based
                                    Capital      Capital      Capital
                                   --------      -------    ----------
                                            ($ in Thousands)
Bank's Regulatory Percentage          10.8%        10.8%        22.4%
Required Regulatory Percentage         1.5%         3.0%         8.0%
                                   --------      -------    ----------
Excess Regulatory Percentage           9.3%         7.8%        14.4%
                                   ========      =======    ==========

Bank's Regulatory Capital           $27,697      $27,697      $28,924
Required Regulatory Capital           3,839        7,678       10,320
                                   --------      -------    ----------
Excess Regulatory Capital           $23,858      $20,019      $18,604
                                   ========      =======    ==========

The following table summarizes the differences between stockholder's equity of the Bank and its regulatory capital at December 31, 1996:

                                           Tangible
                                           and Core   Risk-Based
                                            Capital     Capital
                                           ---------   ---------
Stockholder's equity                        $27,464     $27,464
Add - Unrealized losses on
 securities available for sale                  249         249
Add - General loss allowance                    -0-       1,227
Less - Excess mortgage servicing rights          16          16
                                           ---------   ---------
Adjusted Regulatory Capital                 $27,697     $28,924
                                           =========   =========

The Bank has been rated by the OTS as a Tier 1 institution which is defined as "an association that has capital immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution that is equal to or greater than the amount of its fully phased-in capital requirement." It is management's opinion, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject, and there were no conditions or events since OTS's rating which would have changed the bank's rating.

The capital distribution regulations allow a Tier 1 association to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount requires prior OTS notice, with the opportunity for OTS to object to the distribution.

The Bank has qualified under provisions of the Internal Revenue Code which permit as a deduction from taxable income an allowance for bad debts which differs from the provision for such losses charged to income. Accordingly, retained earnings at December 31, 1996 included approximately $8 million for which no provision for federal income taxes has been made. If in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates.

NOTE 14 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

In the ordinary course of business, the Corporation has outstanding loan commitments, to sell loans on the secondary market, that are not reflected in the accompanying consolidated financial statements. At December 31, 1996, the Corporation had outstanding firm commitments to sell $575,989 of fixed-rate, first-mortgage loans to Federal National Mortgage Association
(FNMA).

Fees received in connection with these commitments have not been recognized in income.

Legislation was passed in 1996 to require recapture of previously allowed tax bad debt provisions. This legislation requires the corporation to recapture its post-1987 reserves of $412,187, over an anticipated six-year period. The repayments have an immaterial impact on the income statement due to the current deferred tax implications of the allowance for loan losses.

Total recapture required                            $412,187
1996 recapture recognized                            (68,698)
                                                   ----------
Balance to be recaptured 1997-2001                  $343,489

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

Fair value estimates, methods, and assumptions for the Corporation's financial instruments are summarized as follows.

Cash and Cash Equivalents
-------------------------

The carrying values approximate the fair values for these assets.

Securities Available for Sale
-----------------------------

Fair values are based on quoted market prices, where available.
If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans
-----

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, residential mortgage, and other consumer. For certain homogenous categories of loans, such as fixed-rate residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is calculated by discounting scheduled cash flows using discount rates reflecting the credit and interest rate risk inherent in the loan.

Impaired loans are measured at the estimated fair value of the expected future cash flows at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral for loans which are collateral dependent. Therefore, the carrying values of impaired loans approximate the estimated fair values for these assets.

Mortgage Servicing Rights
-------------------------

The fair value of mortgage servicing rights is based on the present value of future cash flows using discounted rates applicable to the level of risk of the underlying loans.

Deposits
--------

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, money market, and checking accounts, is the amount payable on demand at the reporting date. The fair value of fixed-rate time deposits is calculated using discounted cash flows applying interest rates currently being offered on similar certificates.

Borrowings
----------

Rates currently available for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value of borrowed funds due on demand is the amount payable at the reporting date.

Off-Balance-Sheet Instruments
-----------------------------

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. Since this amount is immaterial, no amounts for fair value are presented.

The carrying value and estimated fair value of financial instruments at December 31 were as follows:

                                                1996                                 1995
                                    ------------------------------        -------------------------------
                                      Carrying          Estimated          Carrying           Estimated
                                       Amount           Fair Value          Amount            Fair Value
                                    ------------       ------------       ------------       ------------
Financial assets:
  Cash and cash equivalents         $  3,985,861       $  3,985,861       $  3,789,397       $  3,789,397
  Securities available for sale       70,311,158         70,311,158         79,600,781         79,600,781
  Loans held for sale                  1,137,004          1,137,048          3,070,257          3,132,381
  Loans receivable                   170,654,628        172,549,492        165,392,127        165,421,756
  Mortgage servicing rights              161,378            179,620                -0-                -0-
  Federal Home Loan Bank stock         3,166,000          3,166,000          3,065,300          3,065,300
                                    ------------       ------------       ------------       ------------
Total financial assets              $249,416,029       $251,329,179       $254,917,862       $255,009,615
                                    ============       ============       ============       ============
Financial liabilities:
  Deposits:
    Checking and NOW accounts       $ 15,626,116       $ 15,626,116       $ 15,032,587       $ 15,032,587
    Passbook accounts                 18,018,949         18,018,949         20,674,370         20,674,370
    Money manager accounts             3,829,577          3,829,577          4,136,392          4,136,392
    Money Market Index accounts       15,288,501         15,288,501          9,756,039          9,756,039
    Certificates of deposit          109,359,126        109,648,438        107,182,761        107,606,928
  Borrowings                          55,160,000         55,104,127         64,335,000         64,419,000
                                    ------------       ------------       ------------       ------------
Total financial liabilities         $217,282,269       $217,515,708       $221,117,149       $221,625,316
                                    ============       ============       ============       ============

Limitations
-----------

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the consolidated statement of financial condition. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
-----------------------------------------------------------

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are in the form of commitments to extend credit and involve elements of credit risk in excess of the amount recognized in the consolidated statement of financial condition.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent credit risk at December 31 are as follows:

                                              1996        1995
                                          ----------   ----------
Commitments to purchase
   participations in commercial loans     $1,281,190         $-0-
                                          ==========   ==========
Commitments to extend credit:
   Fixed rate (7.49% to 9.75% at
   December 31, 1996 and 6.875%
   to 8.375% at December 31, 1995)          $853,750   $1,164,680
   Adjustable rate (6.125% to 9.75% at
   December 31, 1996 and 6.25% at
   December 31, 1995)                      1,117,800       71,000
                                          ----------   ----------
Total outstanding commitments to
   originate loans                        $1,971,550   $1,235,680
                                          ==========   ==========
Unused lines of credit/letters
   of credit                              $7,390,312   $2,660,757
                                          ==========   ==========

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the party. The Corporation also writes interest-rate caps and floors as part of adjustable rate mortgage loan products to enable customers to transfer, modify, or reduce their interest-rate risks.

NOTE 17 - PENDING CORPORATE MERGER
----------------------------------

     On November 14, 1996, the Corporation announced the signing of a definitive agreement to merge with FCB Financial Corp. of Neenah, Wisconsin, parent of Fox Cities Bank, F.S.B. The merger is subject to approval of the shareholders of both corporations, and is also subject to various regulatory approvals. Based on the anticipated timetable for the receipt of such approvals, it is currently expected that the merger will be completed during the second quarter of 1997.

     The "merger of equals" transaction will be structured as a tax-free, stock for stock merger and accounted for as a purchase transaction. In the merger, holders of OSB Financial Corp. common stock will receive 1.46 shares of FCB Financial Corp. common stock for each share owned.

     The merged company will operate under the name FCB Financial Corp. and will be headquartered in Oshkosh, Wisconsin. After the merger, the institution will have total assets in excess of $500 million, total loans of nearly $400 million, total deposits of approximately $300 million, and shareholders' equity of approximately $75 million.

NOTE 18 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
--------------------------------------------------

                STATEMENTS OF FINANCIAL CONDITION
                    December 31, 1996 and 1995

ASSETS
                                  1996          1995
                             -----------    -----------
Cash                         $ 4,369,412    $ 2,668,033
Investment securities                -0-      3,675,784
Refundable income taxes           50,539          2,350
Investment in subsidiary      27,464,345     26,332,236
Other assets                      65,389        117,000
                             -----------    -----------
TOTAL ASSETS                 $31,949,685    $32,795,403
                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities               $193,839       $161,959
Total stockholders' equity    31,755,846     32,633,444
                             -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY         $31,949,685    $32,795,403
                             ===========    ===========

                       STATEMENTS OF INCOME
           Years Ended December 31, 1996, 1995 and 1994
                                                1996             1995             1994
                                            -----------      -----------      -----------
Interest income                                $96,659         $278,408         $237,015
Gain on sale of investments                      4,581              -0-           25,085
Write-down of securities due to
  other than temporary loss in value               -0-         (191,329)             -0-
Equity in net income from subsidiary         1,343,942          331,061        1,608,066
                                            -----------      -----------      -----------
Total income                                 1,445,182          418,140        1,870,166
Other expense                                  145,105          109,452          104,695
                                            -----------      -----------      -----------
Income before provision for income taxes     1,300,077          308,688        1,765,471
Provision for income taxes                     (14,800)          41,000           63,000
                                            -----------      -----------      -----------
Net income                                  $1,314,877         $267,688       $1,702,471
                                            ===========      ===========      ===========

                     STATEMENTS OF CASH FLOWS
           Years Ended December 31, 1996, 1995 and 1994


                                                1996              1995              1994
                                            ------------      ------------      ------------
Cash flows from operating activities:

Net income                                   $1,314,877          $267,688        $1,702,471
                                            ------------      ------------      ------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
Equity in net income of subsidiary           (1,343,942)         (331,061)       (1,608,066)
Gain on sale of investments                      (4,581)               -0-          (25,085)
Write-down of equity securities due to
  other than temporary loss in value                 -0-           191,329               -0-
(Increase) decrease in other assets              51,611            (99,442)          (3,558)
Increase (decrease) in other liabilities         16,002            (13,266)          12,536
Increase (decrease) in accrued income taxes     (48,189)            38,100           (2,100)
Decrease in unearned compensation --
  ESOP and MRP                                  118,117             96,605           94,752
                                            ------------      ------------      ------------
Total adjustments                            (1,210,982)          (117,735)      (1,531,521)
                                            ------------      ------------      ------------
Net cash provided by operating activities       103,895            149,953          170,950
                                            ------------      ------------      ------------
Cash flows from investing activities:
Proceeds from sale of investment securities   3,680,365             61,225          628,585
Purchase of investment securities                    -0-                -0-        (146,009)
Dividends received from subsidiary                   -0-         2,000,000        4,000,000
                                            ------------      ------------      ------------
Net cash provided by investing activities     3,680,365          2,061,225        4,482,576
                                            ------------      ------------      ------------
Cash flows from financing activities:
Exercise of stock options                       195,638            228,800           23,000
Purchase of treasury common stock            (1,601,257)        (1,176,317)      (2,381,026)
Dividends paid                                 (677,262)          (647,423)        (676,007)
                                            ------------      ------------      ------------
Net cash used in financing activities        (2,082,881)        (1,594,940)      (3,034,033)
                                            ------------      ------------      ------------
Net increase in cash                          1,701,379            616,238        1,619,493
Cash at beginning                             2,668,033          2,051,795          432,302
                                            ------------      ------------      ------------
Cash at end                                  $4,369,412         $2,668,033       $2,051,795
                                            ============      ============      ============

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------------------

None.

                             PART III
                             --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

DIRECTORS OF THE REGISTRANT
---------------------------

     The Corporation's Board of Directors consists of eight members.
     The following table sets forth as to each director, his name, age, principal occupation and the year he first became a director of the Corporation. Unless otherwise indicated, the principal occupation listed for each person below has been his occupation for the past five years.

                                                                                                    Year
                                                                                                    First       Year
                                                                                                   Elected      Term
 Name                       Age(1)   Principal Occupation                                        Director(2)   Expires
 ------------------------   ------   -----------------------------------------------               -------     ------

 William P. Jacobsen, Jr.     64     Retired in 1994 as Vice President/Finance, Treasurer and       1979        1997
                                     Chief Financial Officer of Oshkosh B'Gosh, Inc.

 Ronald L. Tenpas             53     President of Office Environment, Inc. since January 1,         1987        1997
                                     1996; retired as President and sole owner of Valley
                                     Business Equipment, Inc. in 1994

 David L. Baston              52     Owner, Superior Great Lakes, Inc. since August 1996.           1988        1997
                                     Previously, consultant to small businesses

 David L. Geurden             51     President of Hrnaks Flowerland and Gifts                       1987        1998

 David L. Omachinski          45     Vice President/Finance, Treasurer and Chief Financial          1994        1998
                                     Officer of Oshkosh B'Gosh, Inc. since 1993; Executive
                                     Vice President and Chief Operating Officer of Schumaker,
                                     Romenesko & Associates prior to 1993

 James J. Rothenbach          46     President and Chief Executive Officer of the Corporation       1995        1996
                                     and the Savings Bank; President and Chief Executive
                                     Officer of Bank One, Stevens Point, Wisconsin, from
                                     February 1990 to June 1995

 Dr. Edwin L. Downing         59     Vice Chairman of the Board of Directors of the                 1985        1996
                                     Corporation and the Savings Bank.  Ophthalmologist - sole
                                     practitioner

 Thomas C. Butterbrodt        62     Chairman of the Board of Directors of the Corporation and      1987        1996
                                     Savings Bank.  Consultant to Berlin Foundry Corporation
                                     since May 1995; previously, President of Berlin Foundry
                                     Corporation

____________________

     (1)  At December 31, 1996.

     (2) In all cases except Mr. Rothenbach's, includes prior service on the Board of Directors of the Savings Bank.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The following table sets forth certain information as of
December 31, 1996, with respect to the executive officers of the
Corporation  each of whom also holds the same positions with the
Savings Bank.
 Name                 Age  Position
 -----                ---  --------

 James J. Rothenbach   46  President and Chief Executive Officer

 David A. Hayford      50  Vice President-Finance and Treasurer



     The following table sets forth certain information as of
December 31, 1996, with respect to the executive officers of the
Savings Bank who are not also executive officers of the
Corporation.
 Name                 Age  Position
 ----                 ---  --------

 Philip C. Westfahl   47   Vice President-Retail Lending

 Theodore W. Hoff     49   Vice President-Retail Sales & Service

 Thomas J. Dunham     51   Vice President-Business Banking


     James J. Rothenbach joined the Corporation and the Savings Bank July 1, 1995, as President and Chief Executive Officer of the Corporation, and was appointed President and Chief Executive Officer of the Savings Bank December 13, 1995. Mr. Rothenbach has worked for the past 20 years in the commercial banking industry, most recently as President and Chief Executive Officer of Bank One, Stevens Point, Wisconsin, from February 1990 to June 1995.

     David A. Hayford joined the Savings Bank in 1983. Prior to that time, he worked for six years at another savings and loan association and three years in public accounting.

     Philip C. Westfahl joined the Savings Bank in 1992 after working 19 years in the savings and loan industry, mortgage banking and mortgage insurance.

     Theodore W. Hoff joined the Savings Bank in 1980. Prior to that time, he worked for 10 years at two other financial institutions.

     Thomas J. Dunham joined the Savings Bank in July, 1994, after working 31 years at another financial institution.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
OF 1934
------------------------------------------------------------

     Forms 5 filed in 1996 by David A. Hayford, Theodore W. Hoff,
Sr. and Philip C. Westfahl, vice presidents of the Savings Bank, to reflect acquisition of shares pursuant to ESOP allocation, were inadvertently filed late.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     SUMMARY COMPENSATION INFORMATION. The following table sets forth compensation information for the fiscal years 1995 through 1996 with respect to the Corporation's President and Chief Executive Officer, who joined the Corporation on July 1, 1995.
No other executive officer of the Corporation earned or received more than $100,000 in salary and bonus compensation in 1996. The amounts reflected in the table were paid by the Savings Bank for services rendered to the Savings Bank. Officers of the Corporation do not receive any additional compensation for serving in such capacities. The person named in the table is sometimes referred to herein as the "named executive officer."

                    SUMMARY COMPENSATION TABLE

                                          Annual Compensation             Long-Term Compensation
                                    --------------------------------     -----------------------
                                                                                  Awards
                                                                         -----------------------
                                                                         Restricted    Securities
        Name and                                         Other Annual       Stock      Underlying      All Other
       Principal                   Salary      Bonus     Compensation     Award(s)       Stock       Compensation
        Position          Year       ($)        ($)          ($)             ($)       Options(#)         ($)
  -------------------     ----    --------    ------     ------------     ---------    ----------    ------------
  James J. Rothenbach     1996     103,900    30,765         2,854       236,250<1>           --       13,774<2>
  President & CEO         1995      50,000    13,000        20,890<3>       18,187<4>     14,175            0
                          1994          --        --            --              --            --           --

____________________

<1>  Represents the dollar value of 10,000 shares of Common Stock on February 14, 1996, the date on which the shares were awarded under the Corporation's Management Development and Recognition Plan, and is based on the closing price of the Common Stock of $23.625 per share as reported on the Nasdaq Stock Market on that date. The award vests with respect to 1,000 shares on each January 1 from 2000 to 2007 and with respect to 2,000 shares on January 1, 2008. As of December 31, 1996, these 10,000 shares plus the 750 shares awarded to Mr. Rothenbach in 1995 had a value of $292,938, based on the closing price of the Common Stock of $27.25 per share as reported on the Nasdaq Stock Market on that date. The Merger Agreement permits the Board of Directors to accelerate the vesting of such awards and it is anticipated that the Board of Directors will accelerate such vesting on or before the closing date of the Merger. Dividends are payable on the shares covered by the award.

<2>  Represents the dollar value of contributions made by the
     Savings Bank under its Profit Sharing Plan and ESOP in the amount of $1,592 and $12,182, respectively. The value of the ESOP contributions is based on the value of the Corporation's Common Stock on the date the Common Stock is allocated.

<3>  Includes reimbursement of relocation expenses totaling
     $17,312.

<4>  Represents the dollar value of 750 shares of Common Stock on
     November 8, 1995, the date on which the shares were awarded under the Corporation's Management Development and Recognition Plan, and is based on the closing price of the Common Stock of $24.25 per share as reported on the Nasdaq Stock Market on November 7, 1995, the last date on which the Common Stock was traded on the Nasdaq Stock Market prior to the date of grant. No Common Stock traded on the Nasdaq Stock Market on the date of grant. The award vests with respect to 250 shares on each of January 1, 1998, January 1, 2000, and January 1, 2002. The Merger Agreement permits the Board of Directors to accelerate the vesting of such awards and it is anticipated that the Board of Directors will accelerate such vesting on or before the closing date of the Merger. Dividends are payable on the shares covered by the award.

     The following table sets forth information regarding the fiscal year-end values of unexercised stock options held by the named executive officer of the Corporation. No stock options were exercised by the named executive officer during the fiscal year ended December 31, 1996.

               FISCAL YEAR-END STOCK OPTION VALUES

                                Number of Securities              Value of Unexercised
                             Underlying Unexercised Stock      In-the-Money Stock Options
                           Options at Fiscal Year End (#)       at Fiscal Year End ($)<1>
                           ------------------------------    ------------------------------
           Name              Exercisable    Unexercisable     Exercisable     Unexercisable
  ---------------------    -------------    -------------    -------------    -------------
  James J. Rothenbach         14,175<2>            0             55,025              0

____________________

<1>  This amount represents the difference in the market value of one share of the Corporation's Common Stock on December 31, 1996 and the exercise price per share, times the number of shares subject to outstanding options. The Merger Agreement provides that the options will be exchanged for FCB options on the closing date of the Merger.

<2>  13,175 of the 14,175 became exercisable as a result of a provision in the Corporation's Stock Option and Incentive Plan which provides that all outstanding options become immediately exercisable in the event of a change in control or on imminent change in control. The execution of the Merger Agreement constitutes a change in control under the Stock Option and Incentive Plan.

     EMPLOYMENT AGREEMENTS. On July 1, 1995, the Corporation entered into a three-year employment agreement with Mr. Rothenbach, providing for an annual salary of at least $100,000. The agreement further provides that Mr. Rothenbach's salary will be subject to review at least annually by the Board of Directors and may be increased in such amounts as the Board in its discretion may decide. The agreement is terminable by the Corporation for just cause at any time or in certain events specified under the Federal Deposit Insurance Act or the regulations of the Office of Thrift Supervision. The agreement also provides for severance payments if employment is terminated following a change in control equal to 2.99 times the average annual compensation paid to Mr. Rothenbach during the five years (or such shorter period of time as Mr. Rothenbach shall have been employed by the Corporation) immediately preceding the change in control. The agreement was amended on December 13, 1995, to provide that its three-year term would run from January 1, 1996, to December 31, 1998, rather than from July 1, 1995, to June 30, 1998, as originally provided.

     Under the terms of the Merger Agreement, Mr. Rothenbach will cancel his existing employment agreement with the Corporation and will enter into a new employment agreement with FCB and Fox Cities Bank, F.S.B. Accordingly, the Merger Agreement contemplates that Mr. Rothenbach will not receive a severance payment under the change in control provisions in his current employment agreement as a result of the Merger.

DIRECTORS' COMPENSATION
-----------------------

     DIRECTORS' FEES. All members of the Board of Directors, except Mr. Rothenbach and the Chairman of the Board, received a fee of $750 for each Board meeting attended. The Chairman of the Board received a fee of $825 for each meeting attended.
Directors who are members of the Executive Committee, which meets on an as-needed basis, and other committees receive $300 for each committee meeting attended.

     DEFERRED COMPENSATION PLAN. Directors may elect to defer the directors' fees paid to them by the Savings Bank until retirement with no income tax payable by the director until retirement benefits are received. This alternative is made available through a deferred compensation plan for directors adopted by the Savings Bank in 1982. The deferred compensation with accrued interest is to be paid to the director or his or her heirs in cash over a number of years and terms selected by the director. The payments begin in the first year following retirement, death or disability.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
          -----------------------------------------------

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Shareholders of record as of the close of business on March 7, 1997, are entitled to one vote for each share of common stock of the Corporation ("Common Stock") then held. Stockholders are not permitted to cumulate their votes for the election of directors. As of March 7, 1997, the Corporation had 1,112,984 shares of Common Stock issued and outstanding.

     The following table sets forth, as of March 7, 1997, certain information as to those persons known by the corporation to be the beneficial owners of more than 5% of the outstanding shares of Common Stock.

             Name and Address of                 Amount and Nature of          Percent of Common
              Beneficial Owner                 Beneficial Ownership (1)         Stock Outstanding
  ----------------------------------------    -------------------------    -------------------------
  First Manhattan Co.                                 62,000(2)                      5.30%
  437 Madison Avenue
  New York, New York 10022

  Wellington Management Company                       64,800(3)                      5.82%
  75 State Street
  Boston, Massachusetts 02109

  First Financial Fund, Inc.                          64,800(4)                      5.82%
  One Seaport Plaza, 25th Floor
  New York, New York 10292

----------------------------------------------

(1) Unless otherwise indicated, the nature of beneficial ownership for shares shown in this column is sole voting and investment power.

(2) Source: Schedule 13G, dated February 5, 1997. Includes the following beneficial ownership: 47,735 shares owned with sole voting power; 5,765 shares owned with shared voting power; 47,735 shares owned with sole dispositive power; and 14,265 shares owned with shared dispositive power.

(3) Source: Schedule 13G, dated January 24, 1997. All 64,800 shares are owned with sole voting power and shared dispositive power.

(4) Source: Schedule 13G, dated February 14, 1997. All 64,800 shares are owned with the sole voting power and shared dispositive power.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of March 7, 1997, the number of shares of Common Stock beneficially owned by each director, the executive officers named in the Summary
Compensation Table below, and all directors and executive officers of the Corporation as a group.

             Name and Address of                 Amount and Nature of          Percent of Common
              Beneficial Owner                 Beneficial Ownership (1)         Stock Outstanding
  ----------------------------------------    -------------------------    -------------------------

  William P. Jacobsen, Jr.                              20,400                       1.83%
  Ronald L. Tenpas                                      14,130                       1.27%
  David L. Baston                                       21,925                       1.96%
  James J. Rothenbach                                   14,847                       1.32%
  David L. Geurden                                      20,358                       1.82%
  Dr. Edwin L. Downing                                  11,695                       1.05%
  Thomas C. Butterbrodt                                 32,000                       2.87%
  David L. Omachinski                                   4,000                        0.36%
  All directors and executive officers as              161,894                       13.97%
  a group (12 persons)

------------------------------------

(1) Except for 1,965 and 1,800 shares owned by the respective spouses of Messrs. Geurden and Baston (each of whom has disclaimed beneficial ownership), all shares are owned directly by the named individuals or by the individuals indirectly through a trust or corporation or as custodians for the shares of minor children or grandchildren. The named individuals effectively exercise voting and investment power over such shares.

     The beneficially-owned shares set forth above include the following shares that the beneficial owner has the right to acquire within 60 days through the exercise of stock options:
     Directors Jacobsen, Tenpas, Baston, Geurden, Downing, and Omachinski, 3,000 each; Director Rothenbach, 14,175; Director Butterbrodt, 1,500; all directors and executive officers as a group, 45,925.

(c)  CHANGES IN CONTROL

     The corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation, except for the Agreement and Plan of Merger, dated November 13, 1996, entered into by the Corporation with FCB Financial Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Prior to the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the Savings Bank had a policy of offering preferred mortgage loans to officers, directors and employees for the financing and improvement of their personal residences. These loans were made in the ordinary course of business and were made on substantially the same terms, except for interest rates or the waiver of fees, as those of comparable transactions and do not involve more than the normal risk of collectability or contain other unfavorable features. As a result of FIRREA, beginning January 1, 1990, directors and officers may no longer receive any loans on preferred terms. The terms of existing loans on that date did not change, as allowed by the legislation.

     The following table sets forth information regarding loans to directors and executive officers of the Corporation that were originated by the Savings Bank on preferential terms and which aggregated more than $60,000 during the year ended December 31, 1996.

                                                                     Highest Balance
                                                                       During Year      Balance at
     Name and                       Original Date    Original Loan    Ended December    December 31,       Contract
     Position       Type of Loan       of Loan          Balance          31, 1996           1996        Interest Rate
 ---------------  ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
 David L. Baston      ARM<1>             1989          $180,000         $73,095          $64,854           8.75%
 Director

_________________________

<1>  Adjustable rate mortgage loan secured by residential
property.

                             PART IV
                             -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K
          ----------------------------------------------------

          (a)(1)  FINANCIAL STATEMENTS.

          Independent Auditor's Report

          Consolidated Statements of Financial Condition as of
          December 31, 1996 and 1995

          Consolidated Statements of Income for the Years Ended
          December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years Ended as of December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          See Item 8 for the Registrant's Consolidated Financial
          Statements.


          (a)(2)  FINANCIAL STATEMENT SCHEDULES

          All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.


          (a)(3)  EXHIBITS

          See Exhibit Index and exhibits attached.


          (b)  FORM 8-K

          The Registrant filed a Form 8-K on November 25, 1996 to report the execution of an Agreement and Plan of Merger with FCB Financial Corp.

                            SIGNATURES
                            ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               OSB FINANCIAL CORP.

Date:   March 3, 1997
By:     /s/ James J. Rothenbach
        -----------------------------------------
        James J. Rothenbach
        President, Chief Executive
        Officer and Director
        (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James J. Rothenbach            /s/ David L. Geurden
-----------------------------      -----------------------------
James J. Rothenbach                David L. Geurden
President, Chief Executive         Director
  Officer and Director             Date: March 3, 1997
(Principal Executive Officer)
Date: March 3, 1997


-----------------------------      -----------------------------
William P. Jacobsen, Jr.           Ronald L. Tenpas
Director                           Director
Date: March ___, 1997              Date: March ___, 1997

/s/ David A. Hayford               /s/ David L. Baston
-----------------------------      -----------------------------
David A. Hayford                   David L. Baston
Vice President-Finance             Director
  and Treasurer                    Date:  March 4, 1997
(Principal Financial Officer)
Date: March 3, 1997

/s/ Dr. Edwin L. Downing
-----------------------------      -----------------------------
Dr. Edwin L. Downing               David L. Omachinski
Director                           Director
Date: March 3, 1997                Date:  March ___, 1997

/s/ Thomas C. Butterbrodt
-----------------------------
Thomas C. Butterbrodt
Director
Date: March 4, 1997

                                    EXHIBIT INDEX
                                    -------------
  Exhibit                               Exhibit                               Page
    No.                                 -------                               No.
  -------                                                                    -----
     2      Agreement and Plan of Merger and associated Stock Option and       --
            Trigger Payment Agreements between OSB Financial Corp. and FCB
            Financial Corp. (incorporated herein by reference to Exhibits
            2.1, 2.2 and 2.3 of Registrant's Form 8-K; filed on November
            25, 1996)

    3.1     Articles of Incorporation of OSB Financial Corp. (incorporated     --
            herein by reference to Exhibit 3.1 of Registrant's Form S-1,
            Registration Statement; filed on March 30, 1992, Registration
            No. 33-46884)

    3.2     Bylaws of OSB Financial Corp. (incorporated herein by              --
            reference to Exhibit 3.2 of Registrant's Form S-1,
            Registration Statement; filed on March 30, 1992, Registration
            No. 33-46884)

     4      Form of Stock Certificate (incorporated herein by reference to     --
            Exhibit 4 to Registrant's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1994; filed on April 2, 1995)

   10.1     OSB Financial Corp. 1992 Stock Option and Incentive Plan           --
            (incorporated herein by reference to Exhibit A of Registrant's
            Definitive Proxy Statement for the First Annual Meeting of
            Stockholders held on April 22, 1993; filed on March 25, 1993)

   10.2     Oshkosh Savings Bank, FSB Management Development and               --
            Recognition Plan and Trust Agreements (incorporated herein by reference to Exhibit B to the Definitive Proxy Statement for the First Annual Meeting of Stockholders held on April 22,
            1993; filed on March 25, 1993)

   10.3     Employment Agreement between OSB Financial Corp. and James J.      --
            Rothenbach dated July 1, 1995, and Amendment to Employment
            Agreement between OSB Financial Corp. and James J. Rothenbach dated December 13, 1995 (incorporated herein by reference to
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1995; filed on April 2,
            1996)

    11      Statement re: Computation of Per Share Earnings                    128

    21      Subsidiaries of the Registrant                                     129

    23      Consent of Independent Public Accountants                          130

    27      Financial Data Schedule                                            131
